Form 10-Q
period 2023-06-30
Silver Point Specialty Lending Fund
filed 2023-08-14
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01169

SILVER POINT SPECIALTY LENDING FUND

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-1577585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Greenwich Plaza, Suite 1 Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 542-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2023, the registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $815,138,636 and $784,623,099, respectively)	$806,490,924	$772,797,091
Controlled investments (amortized cost of $48,064,085 and $46,857,175, respectively)	40,890,051	42,627,570
Total investments, at fair value (amortized cost of $863,202,721 and $831,480,274, respectively)	847,380,975	815,424,661
Cash and cash equivalents	112,253,862	126,670,529
Restricted cash	23,633,552	41,633,237
Foreign cash held at banks (cost of $811,558 and $3,506,000, respectively)	815,598	3,490,954
Receivable for unsettled transactions	2,431,404	—
Interest receivable	9,078,413	9,464,884
Foreign currency forward contracts, at fair value	117,551	242,373
Interest rate swaps, at fair value	417,689	165,747
Due from broker	5,175,309	2,969,179
Deferred financing costs	942,227	326,646
Deferred offering costs	—	1,272,403
Other assets	1,463,104	1,313,540
Total assets	$1,003,709,684	$1,002,974,153

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,594,087 and $4,392,436, respectively)	$458,652,263	$458,582,502
Payable for unsettled transactions	—	2,618,673
Interest payable	5,353,471	4,848,329
Management fees payable to an affiliate (Note 3)	1,029,726	1,029,726
Income incentive compensation payable to an affiliate (Note 3)	2,609,420	2,147,321
Interest rate swaps, at fair value	2,449,072	—
Foreign currency forward contracts, at fair value	—	125,230
Payable to Trustees	8,561	—
Accrued expenses and other liabilities	1,848,479	2,645,540
Total liabilities	471,950,992	471,997,321

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(21,853,079)	(22,634,939)
Total net assets	531,758,692	530,976,832
Total liabilities and net assets	$1,003,709,684	$1,002,974,153
Net asset value per share	$14.41	$14.39

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$26,061,859	$19,456,994	$52,060,187	$40,540,483
PIK interest income	843,156	223,999	1,407,098	1,166,088
Dividend income	—	842,975	—	2,063,234
Other income	387,722	469,730	393,779	969,528
Controlled investments:
Interest income (excluding PIK interest)	477,241	428,169	922,695	832,870
PIK interest income	16,516	10,466	31,918	20,287
Total investment income	27,786,494	21,432,333	54,815,677	45,592,490

Expenses:
Interest and financing expenses	8,236,766	5,305,166	16,274,680	9,728,229
Management fee (Note 3)	1,029,669	1,029,669	2,059,339	2,059,339
Income incentive compensation (Note 3)	2,609,420	2,018,988	4,819,769	4,520,528
Capital gains incentive compensation (Note 3)	—	—	—	(1,429,874)
Professional fees	633,094	656,502	1,356,446	1,511,982
Administration fees	585,336	487,562	1,177,882	880,910
Trustee fees	87,260	91,054	173,561	181,054
Offering costs write off	—	—	1,272,403	—
Other general and administrative expenses	269,964	402,459	598,581	1,093,367
Total expenses	13,451,509	9,991,400	27,732,661	18,545,535

Net investment income	14,334,985	11,440,933	27,083,016	27,046,955

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(647,951)	(5,390,154)	(2,111,014)	(5,082,466)
Controlled investments	—	—	—	310,149
Foreign currency transactions	144,684	(1,332,110)	465,401	(1,981,118)
Foreign currency forward contracts	(738,957)	2,781,497	(963,997)	4,365,789
Interest rate swaps	316,055	—	348,124	—
Total net realized gain (loss)	(926,169)	(3,940,767)	(2,261,486)	(2,387,646)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(380,805)	(21,255,515)	3,178,296	(33,047,830)
Controlled investments	(1,049,676)	65,098	(2,944,429)	(96,812)
Translation of assets and liabilities in foreign currencies	(90,257)	290,672	18,955	416,273
Foreign currency forward contracts	400,340	665,255	408	1,045,012
Interest rate swaps	692,103	—	66,018	—
Total return swaps	—	(336,577)	—	(336,577)
Total net change in unrealized appreciation (depreciation)	(428,295)	(20,571,067)	319,248	(32,019,934)
Net gain (loss)	(1,354,464)	(24,511,834)	(1,942,238)	(34,407,580)
Net increase (decrease) in net assets resulting from operations	$12,980,521	$(13,070,901)	$25,140,778	$(7,360,625)
Net investment income per share (Basic and Dilutive)	$0.39	$0.31	$0.73	$0.73
Earnings per share (Basic and Dilutive)	$0.35	$(0.35)	$0.68	$(0.20)
Weighted average shares outstanding	36,907,451	36,907,451	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$14,334,985	$11,440,933	$27,083,016	$27,046,955
Net realized gain (loss)	(926,169)	(3,940,767)	(2,261,486)	(2,387,646)
Net change in unrealized appreciation (depreciation)	(428,295)	(20,571,067)	319,248	(32,019,934)
Net increase (decrease) in net assets resulting from operations	12,980,521	(13,070,901)	25,140,778	(7,360,625)
Distributions (Note 9)
Distributions from distributable earnings	(12,179,459)	(12,179,459)	(24,358,918)	(21,518,390)
Net decrease in net assets resulting from distributions	(12,179,459)	(12,179,459)	(24,358,918)	(21,518,390)
Net increase (decrease) in net assets	801,062	(25,250,360)	781,860	(28,879,015)
Net assets, beginning of period	530,957,630	560,056,321	530,976,832	563,684,976
Net assets, end of period	$531,758,692	$534,805,961	$531,758,692	$534,805,961

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,140,778	$(7,360,625)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Accretion of discount on investments	(4,864,835)	(5,963,724)
Amortization of deferred financing costs and debt issuance costs	1,236,861	1,313,320
Offering costs write off	1,272,403	—
Payments for purchase of investments	(165,832,059)	(165,169,381)
Proceeds from sales, paydowns and resolutions of investments	138,302,449	173,689,919
Interest paid-in-kind	(1,439,016)	(406,894)
Net realized (gain) loss from investments	2,111,014	4,772,317
Net change in unrealized (appreciation) depreciation from investments	(233,867)	33,144,642
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(408)	(1,045,012)
Net change in unrealized (appreciation) depreciation from interest rate swaps	(66,018)	—
Net change in unrealized (appreciation) depreciation from total return swaps	—	336,577
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged item	17,860	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	(2,431,404)	23,974,763
Interest receivable	386,471	(1,836,196)
Due from broker	(2,206,130)	—
Other assets	(149,564)	(779,895)
Due to broker	—	(389,000)
Payable for unsettled transactions	(2,618,673)	(5,410,623)
Interest payable	505,142	388,141
Management fees payable to an affiliate	—	503,505
Income incentive compensation payable to an affiliate	462,099	(2,537,542)
Capital gains incentive compensation payable to an affiliate	—	(1,411,001)
Interest rate swaps, at fair value	116,701	—
Payable to Trustees	8,561	(25,899)
Accrued expenses and other liabilities	(797,062)	814,961
Net cash provided by (used in) operating activities	(11,078,697)	46,602,353
Cash flows from financing activities
Proceeds from debt borrowings	35,900,000	69,700,000
Principal debt payments	(34,500,000)	(92,500,000)
Payment of deferred financing costs and debt issuance costs	(1,054,093)	(970,886)
Payment of deferred offering costs	—	(95,000)
Capital distributions / dividends paid	(24,358,918)	(21,518,390)
Net cash provided by (used in) financing activities	(24,013,011)	(45,384,276)
Net increase (decrease) in cash and cash equivalents, foreign cash held at banks and restricted cash	(35,091,708)	1,218,077

Cash and cash equivalents, foreign cash held at banks and restricted cash, beginning of period	171,794,720	127,943,104
Cash and cash equivalents, foreign cash held at banks and restricted cash, end of period	$136,703,012	$129,161,181

Supplemental cash flow information
Cash paid during the period for interest	$14,268,991	$8,026,768
Cash paid during the period for income taxes	$85,554	$27,655

	June 30,
	2023	2022
Cash and cash equivalents	$112,253,862	$97,479,536
Foreign cash held at banks	815,598	1,529,853
Restricted cash	23,633,552	30,151,792
Total cash and cash equivalents, foreign cash held at banks and restricted cash	$136,703,012	$129,161,181

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(24)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
Secured Loans
1st Lien Term Loan
United States of America
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+5.85%, 1.00% Floor	11.01%	4/8/2022	11/30/2026	$6,527,978	$6,430,164	$6,237,386	1.17%
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	Manufacturing	S+7.01%, 1.00% Floor	12.25	11/23/2022	11/23/2027	8,743,857	8,549,724	8,544,731	1.61
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Business Services	S+6.26%, 1.00% Floor	11.50	10/18/2021	3/26/2027	19,651,125	18,268,496	18,588,420	3.50
ADS Tactical Inc⁽⁷⁾⁽⁹⁾	Aerospace & Defense	L+5.75%, 1.00% Floor	10.94	3/4/2021	3/19/2026	6,656,250	6,562,090	6,380,337	1.20
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	Aerospace & Defense	S+6.85%, 1.00% Floor	11.94	5/24/2022	5/24/2027	13,622,218	13,293,977	13,193,736	2.48
Allentown LLC⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	S+6.00%, 1.00% Floor	11.20	4/22/2022	4/22/2027	9,748,447	9,592,130	9,670,459	1.82
Allentown LLC⁽⁷⁾	Healthcare Equipment & Supplies	S+6.00%, 1.00% Floor (0.50% on unfunded)	11.20	4/22/2022	4/22/2027	1,737,691	1,711,314	1,723,789	0.32
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	Software & Services	S+7.00%, 1.00% Floor	12.08	5/2/2023	5/2/2030	5,851,465	5,677,620	5,676,771	1.07
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	L+5.25%, 0.75% Floor	10.40	4/28/2021	5/3/2028	8,522,940	8,396,884	8,196,360	1.54
Amerijet Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	Airline & Airport Services	S+6.86%, 1.00% Floor	11.97	12/28/2021	12/28/2025	14,760,790	14,467,726	14,273,966	2.68
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	Restaurants	S+5.88%, 1.00% Floor	11.12	7/20/2021	7/21/2027	4,912,500	4,840,930	4,760,432	0.90
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²²⁾	Technology	S+6.44%, 0.75% Floor	11.54	5/26/2022	5/26/2028	2,204,956	2,167,663	2,168,879	0.41
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	Consumer Products	S+10.76%, 2.00% Floor	15.91	5/24/2023	5/24/2028	10,890,243	10,691,456	10,672,648	2.01
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.40	5/26/2023	6/1/2025	6,623,459	6,540,763	6,536,824	1.23
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	Pharmaceuticals & Life Sciences	S+6.11%, 0.75% Floor	11.22	9/28/2021	9/20/2027	16,880,890	16,263,590	16,239,787	3.05
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor (2.00% on unfunded)	14.00	11/19/2021	6/11/2027	2,630,045	2,611,259	2,562,979	0.48
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.00	6/10/2021	6/11/2027	4,214,755	4,184,594	4,107,279	0.77
BEL USA LLC⁽⁷⁾⁽¹⁴⁾	E-Commerce	S+8.35%, 1.00% Floor	13.43	12/13/2018	2/2/2025	10,529,073	10,487,618	10,152,898	1.91
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	E-Commerce	S+7.51%, 2.25% Floor (1.00% on unfunded)	12.79	7/12/2021	3/31/2027	515,943	502,213	485,821	0.09
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	E-Commerce	S+7.51%, 2.25% Floor	12.79	2/17/2021	3/31/2027	22,090,434	21,704,006	20,800,765	3.91
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²³⁾	Aerospace & Defense	S+10.68%, 1.50% Floor	15.54	8/20/2019	8/20/2024	9,747,154	9,632,768	9,695,982	1.82
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	Software & Services	S+7.50%, 0.75% Floor	12.60	2/27/2023	2/27/2030	10,351,154	10,120,123	10,095,020	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+7.50%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(10,959)	(22,869)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Industrial Products & Services	L+7.00%, 1.00% Floor	12.30	12/15/2020	7/2/2024	17,502,778	17,141,384	16,813,461	3.16
Evolution Well Services Holdings LLC⁽⁷⁾	Oilfield Services	S+7.40%, 0.75% Floor	12.64	6/30/2023	3/4/2027	2,934,071	2,772,816	2,881,962	0.54
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Oilfield Services	S+7.40%, 0.75% Floor	12.64	3/2/2022	3/4/2027	21,272,399	20,864,279	20,894,601	3.93
Form Technologies Inc⁽⁹⁾	Automobiles & Components	S+4.60%, 1.00% Floor	9.83	2/19/2021	7/22/2025	3,493,242	3,466,257	3,244,348	0.61
Form Technologies Inc⁽⁹⁾⁽²²⁾	Automobiles & Components	S+9.10%, 1.00% Floor	14.33	2/19/2021	10/22/2025	1,413,127	1,402,474	1,024,517	0.19
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Business Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	1.00	4/19/2023	4/19/2030	1,922,454	(27,880)	(28,273)	(0.01)
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	Business Services	S+6.75%, 1.00% Floor	11.85	4/19/2023	4/19/2030	8,813,971	8,554,021	8,552,065	1.61
Grindr Capital LLC (fka San Vicente Capital LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Technology	S+8.26%, 1.50% Floor	13.35	11/14/2022	11/15/2027	9,908,478	9,824,078	9,893,417	1.86
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	Aerospace & Defense	S+7.75%, 2.00% Floor	12.99	9/6/2019	7/30/2024	26,198,417	26,075,106	26,027,723	4.89

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(24)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.11%	10/17/2022	11/1/2025	$14,926,857	$14,680,826	$14,675,886	2.76%
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾⁽¹⁷⁾	Pharmaceuticals & Life Sciences	S+7.43%, 1.00% Floor	12.69	11/3/2021	11/5/2026	16,690,422	16,320,935	16,033,807	3.02
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.16	12/23/2022	12/31/2024	6,526,401	6,273,381	6,267,267	1.18
Kleinfelder Group Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	Professional Services	S+6.00%, 1.00% Floor	11.84	10/13/2020	11/30/2025	15,128,034	14,971,631	14,908,764	2.80
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹²⁾	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.41	7/23/2021	7/23/2026	18,075,956	17,846,710	18,077,021	3.40
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.66	12/1/2022	5/29/2026	4,568,481	4,418,303	4,406,470	0.83
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	Manufacturing	S+6.65%, 1.00% Floor	11.89	4/30/2021	4/30/2026	12,115,725	12,054,525	12,044,150	2.26
Mad Engine Global, LLC⁽⁷⁾⁽⁹⁾	Consumer Apparel	L+7.00%, 1.00% Floor	12.54	6/30/2021	7/15/2027	11,475,000	11,262,938	9,724,130	1.83
Manchester Acquisition Sub LLC⁽⁷⁾⁽⁹⁾	Specialty Chemicals	S+5.90%, 0.75% Floor	11.18	11/16/2021	12/1/2026	6,517,246	6,259,708	6,160,544	1.16
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	Software & Services	S+7.00%, 1.00% Floor	12.10	5/31/2023	5/31/2030	16,933,328	16,599,442	16,594,821	3.12
MMS BidCo LLC⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+6.75%, 1.00% Floor	11.78	6/30/2022	6/30/2027	8,732,726	8,588,232	8,591,119	1.62
Mountaineer Merger Corp⁽⁷⁾⁽⁹⁾	Specialty Retail	L+7.00%, 0.75% Floor	12.30	10/22/2021	10/26/2028	4,750,000	4,636,731	3,790,489	0.71
National Dentex Corp⁽⁷⁾⁽¹²⁾	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	13.39	10/26/2020	4/3/2026	5,691,878	5,575,632	5,591,549	1.05
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.39	10/26/2020	4/3/2026	11,312,645	11,084,099	11,113,318	2.09
Nine West Holdings Inc⁽⁸⁾	Consumer Brands	S+9.10%, 1.00% Floor	14.15	3/19/2019	3/20/2026	2,362,839	2,311,434	1,797,731	0.34
Northstar Group Services Inc⁽⁷⁾⁽⁹⁾	Business Services	S+5.61%, 1.00% Floor	10.72	9/29/2021	11/12/2026	9,548,382	9,517,030	9,356,219	1.76
Odlum Data Lender, LLC⁽⁷⁾⁽¹⁰⁾⁽²¹⁾	Telecommunications	L+6.35%,	10.72	6/23/2021	2/1/2023	15,581,221	15,581,221	13,758,218	2.59
PaperWorks Industries Holding Corp.⁽⁷⁾	Paper & Packaging	S+8.35%, 1.00% Floor	13.32	6/30/2023	6/30/2027	29,546,667	28,956,034	28,955,733	5.45
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁷⁾⁽⁹⁾	Business Services	S+7.40%, 1.00% Floor	12.64	12/6/2022	12/6/2027	4,847,228	4,714,475	4,753,346	0.89
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	Consumer Products	S+7.10%, 0.50% Floor	12.26	5/17/2022	5/25/2027	9,742,113	9,381,767	9,695,838	1.82
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.42	7/25/2022	3/4/2025	11,137,273	11,043,181	11,108,695	2.09
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.42	9/1/2022	3/4/2025	1,230,971	1,206,846	1,227,813	0.23
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.75	1/4/2023	3/4/2025	1,049,726	1,031,220	1,047,032	0.20
SBP Holdings LP⁽⁶⁾⁽⁷⁾	Industrial Products & Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	11.99	3/27/2023	3/27/2028	761,874	106,303	97,405	0.02
SBP Holdings LP⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+6.75%, 1.00% Floor	11.99	3/27/2023	3/27/2028	5,319,784	5,164,066	5,167,900	0.97
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	Software & Services	S+7.00%, 1.00% Floor	12.21	6/21/2023	6/21/2029	12,571,471	12,195,165	12,194,327	2.29
Smarsh Inc⁽⁷⁾⁽⁹⁾	Software & Services	S+6.50%, 0.75% Floor	11.84	2/18/2022	2/18/2029	3,781,071	3,718,597	3,716,248	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	Software & Services	S+6.50%, 0.75% Floor (1.00% on unfunded)	11.84	2/18/2022	2/18/2029	945,268	460,850	456,428	0.09
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	Specialty Chemicals	S+6.50%, 0.75% Floor	11.32	5/11/2022	5/19/2028	19,216,805	18,879,277	18,201,937	3.42
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Automobiles & Components	S+7.40%, 1.00% Floor	12.66	1/22/2021	1/22/2027	21,228,362	20,966,431	20,785,316	3.91
STV Group, Inc⁽⁷⁾⁽⁹⁾	Professional Services	S+5.35%,	10.45	8/3/2020	12/11/2026	4,982,030	4,835,756	4,899,615	0.92
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Software & Services	S+9.90%, 1.00% Floor	14.99	10/15/2020	10/15/2025	13,431,388	13,241,327	13,431,879	2.53
Tops MBO Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾	Staples Retail	L+8.00%, 1.25% Floor	13.19	11/8/2021	5/8/2026	10,387,736	10,199,933	10,178,218	1.91
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.20	12/23/2021	12/31/2028	6,533,002	6,430,741	6,420,537	1.21

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(24)	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
UserZoom Technologies Inc⁽⁷⁾	Technology	S+7.50%, 1.00% Floor	12.42%	1/12/2023	4/5/2029		$11,192,878	$10,878,749	$10,881,559	2.05%
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	Consumer Products	S+10.50%, 1.00% Floor	14.89	5/13/2022	5/13/2027		9,356,240	9,136,241	9,146,885	1.72
Wesco Aircraft Holdings Inc⁽⁶⁾⁽⁷⁾	Industrial Products & Services	S+5.39%,	13.89	6/2/2023	3/1/2024		4,472,023	1,583,168	1,774,614	0.33
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²³⁾	Business Services	S+7.90%, 1.00% Floor	13.14	5/20/2021	5/20/2025		19,923,780	19,665,679	19,366,400	3.64
WPG Holdings LLC⁽⁹⁾	Real Estate Development & Management	S+7.61%, 0.75% Floor	12.72	10/21/2021	10/20/2025		6,272,656	6,293,821	6,390,268	1.20
Total United States of America 1st Lien Term Loan								660,831,089	652,835,717	122.76
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Industrial	S+9.00%, 3.50% Floor	14.24	5/26/2023	5/26/2026		15,023,199	14,291,756	14,275,037	2.68
Total Australia 1st Lien Term Loan								14,291,756	14,275,037	2.68
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor	11.15	12/3/2021	12/3/2027	C$	5,003,838	3,861,998	3,701,302	0.70
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor (1.00% on unfunded)	11.15	12/3/2021	12/3/2027	C$	1,105,821	534,474	509,837	0.10
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	Gaming & Leisure	C+8.00%, 0.75% Floor	13.05	10/21/2021	10/22/2027	C$	3,466,032	2,765,713	2,607,638	0.49
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	Gaming & Leisure	S+8.15%, 0.75% Floor	13.22	10/21/2021	10/22/2027		12,890,803	12,706,284	12,842,462	2.42
Total Canada 1st Lien Term Loan								19,868,469	19,661,239	3.71
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	Technology	S+13.00%, 1.00% Floor	18.25	12/15/2021	12/15/2026		6,523,799	6,439,183	6,360,378	1.20
Total Cayman Islands 1st Lien Term Loan								6,439,183	6,360,378	1.20
Luxembourg
Mallinckrodt International Finance S.A.⁽⁸⁾	Pharmaceuticals & Life Sciences	L+5.25%, 0.75% Floor	10.40	10/13/2020	9/30/2027		10,550,347	10,074,952	7,909,754	1.49
Total Luxembourg 1st Lien Term Loan								10,074,952	7,909,754	1.49
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	S+6.35%, 0.75% Floor	11.43	12/3/2021	12/15/2026		4,095,332	4,035,583	3,933,808	0.74
Total Netherlands 1st Lien Term Loan								4,035,583	3,933,808	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	L+8.25%, 0.75% Floor	13.79	6/9/2021	6/23/2026		4,900,000	4,796,399	4,688,966	0.88
Total Singapore 1st Lien Term Loan								4,796,399	4,688,966	0.88
Total 1st Lien Term Loan								720,337,431	709,664,899	133.46
1st Lien Revolver
United States of America
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027		878,780	(19,323)	(19,982)	(0.00)
Allentown LLC⁽⁶⁾⁽⁷⁾	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.25	4/22/2022	4/22/2027		1,158,461	712,181	716,160	0.13
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029		573,673	(16,806)	(17,008)	(0.00)
Amerijet Holdings Inc⁽⁶⁾⁽⁷⁾	Airline & Airport Services	S+7.01%, 1.00% Floor (0.50% on unfunded)	12.02	12/28/2021	12/28/2025		2,756,872	940,903	890,299	0.17
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	15.91	5/24/2023	11/24/2027		838,563	460,193	458,488	0.09
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+7.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029		707,659	(16,691)	(17,394)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(24)	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	11.85%	4/19/2023	4/19/2029		$1,345,718	$345,464	$344,911	0.06%
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁰⁾	Pharmaceuticals & Life Sciences	S+7.18%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026		1,244,402	(93,067)	96,962	0.02
LMG Holdings⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Manufacturing	S+6.65%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026		690,670	(3,188)	(3,951)	(0.00)
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029		1,505,185	(29,678)	(30,090)	(0.01)
National Dentex Corp⁽⁶⁾⁽⁷⁾	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	12.37	10/26/2020	4/3/2026		1,486,897	1,160,831	1,165,228	0.22
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Business Services	S+7.40%, 1.00% Floor (0.50% on unfunded)	0.50	12/6/2022	12/7/2027		389,727	(10,381)	(7,409)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028		457,124	(13,199)	(13,035)	(0.00)
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	6/21/2023	6/21/2029		1,164,025	(34,761)	(34,921)	(0.01)
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁹⁾⁽²⁰⁾	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029		236,317	(3,805)	(4,051)	(0.00)
STV Group, Inc⁽⁶⁾⁽⁷⁾	Professional Services	P+3.50%, (0.50% on unfunded)	11.75	9/30/2021	12/13/2024		1,300,000	734,978	828,747	0.16
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	14.94	10/15/2020	10/15/2025		1,297,629	894,120	909,746	0.17
Total United States of America 1st Lien Revolver								5,007,771	5,262,700	1.00
Canada
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	11.09	12/3/2021	12/3/2026	C$	414,683	237,578	223,841	0.04
Total Canada 1st Lien Revolver								237,578	223,841	0.04
Total 1st Lien Revolver								5,245,349	5,486,541	1.04
2nd Lien Term Loan
United States of America
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	L+9.00%, 0.75% Floor	14.15	4/28/2021	5/3/2029		8,642,861	8,434,189	8,472,693	1.59
BayMark Health Services Inc⁽⁷⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor (4.00% on unfunded)	14.00	11/19/2021	6/11/2028		2,572,287	2,542,324	2,492,160	0.47
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.00	6/10/2021	6/11/2028		3,333,333	3,294,930	3,229,500	0.61
Tops MBO Corp⁽⁷⁾	Staples Retail	L+13.50%, 2.00% Floor	18.71	11/8/2021	5/8/2026		495,274	495,966	490,358	0.09
Total United States of America 2nd Lien Term Loan								14,767,409	14,684,711	2.76
Total 2nd Lien Term Loan								14,767,409	14,684,711	2.76
Total Secured Loans								740,350,189	729,836,151	137.26
Secured Bonds
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²¹⁾	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026		18,388,429	17,059,341	16,538,093	3.11
Total United States of America Senior Secured Bonds								17,059,341	16,538,093	3.11
Japan
Universal Entertainment Corp⁽¹⁰⁾	Gaming & Leisure	8.75%	8.75	10/29/2020	12/11/2024		21,652,000	22,997,524	21,039,465	3.96
Total Japan Senior Secured Bonds								22,997,524	21,039,465	3.96
Luxembourg
Takko Fashion GmbH⁽¹⁰⁾	Specialty Retail	5.38%	5.38	9/14/2020	11/15/2023		€11,779,000	13,570,769	9,404,077	1.77
Takko Fashion GmbH⁽¹⁰⁾	Specialty Retail	E+5.38%, 0.00% Floor	8.70	9/16/2020	11/15/2023		€6,665,000	7,518,890	5,116,884	0.96
Total Luxembourg Senior Secured Bonds								21,089,659	14,520,961	2.73
United Kingdom
Avianca Midco 2 LTD⁽¹⁰⁾	Airline & Airport Services	9.00%	9.00	12/1/2021	12/1/2028		7,502,520	7,502,520	6,302,117	1.19
Inspired Entertainment Inc⁽¹⁰⁾	Technology	7.88%	7.88	5/13/2021	6/1/2026		£3,616,000	5,081,928	4,358,089	0.82
Total United Kingdom Senior Secured Bonds								12,584,448	10,660,206	2.01
Total Senior Secured Bonds								73,730,972	62,758,725	11.81

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(24)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Equities
Common Equities
United States of America
Impala RGIS Holdings LLC ⁽⁷⁾⁽¹⁸⁾	Business Services	N/A	N/A	6/25/2020	N/A	325,652	$1,057,475	$7,568,152	1.42%
LCP Edge Holdco, LLC ⁽⁷⁾⁽¹⁸⁾	Consumer Services	N/A	N/A	8/24/2018	N/A	1,148	—	6,327,896	1.19
Total United States of America Common Equities							1,057,475	13,896,048	2.61
Total Common Equities							1,057,475	13,896,048	2.61
Total Equities							1,057,475	13,896,048	2.61
Total Non-Controlled/Non-Affiliated Investments							815,138,636	806,490,924	151.68%
Controlled Investments(25)
Secured Loans
1st Lien Term Loan
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	$21,000,000	21,000,000	20,925,450	3.94
Total 1st Lien Term Loan							21,000,000	20,925,450	3.94
1st Lien Revolver
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,104,175	1.15
Total 1st Lien Revolver							6,125,000	6,104,175	1.15
Total Secured Loans							27,125,000	27,029,625	5.09
Equities
Common Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁸⁾	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	7,445,836	2,370,865	0.45
Total Equities							7,445,836	2,370,865	0.45
Trust Interest
United States of America
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹⁸⁾	Other	N/A	N/A	10/9/2020	N/A	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁸⁾	Other	N/A	N/A	12/7/2019	N/A	14%	3,153,474	1,878,114	0.35
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾	Other	L+10.50%, 0.50% Floor	15.69	12/7/2019	12/6/2024	$432,329	432,329	426,065	0.08
Total Trust Interest							3,585,803	2,304,179	0.43
Real Estate Properties
United States of America
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	Industrial	N/A	N/A	12/14/2021	N/A	90%	9,907,446	9,185,382	1.73
Total Real Estate Properties							9,907,446	9,185,382	1.73
Total Controlled Investments							48,064,085	40,890,051	7.70%
Total Investments, June 30, 2023							$863,202,721	$847,380,975	159.38%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund						84,630,043	84,630,043	84,630,043	15.92
Total Cash Equivalents							84,630,043	84,630,043	15.92%
Total Investments and Cash Equivalents, June 30, 2023							$947,832,764	$932,011,018	175.30%
(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), all of which can include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on June 30, 2023.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of repayments. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of June 30, 2023, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $16.7 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $33.9 million; the net unrealized depreciation was $17.2 million; the aggregate tax cost of securities for Federal income tax purposes was $862.6 million.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

(5)
Percentage is based on net assets of $531,758,692 as of June 30, 2023.
(6)
The investment has an unfunded commitment as of June 30, 2023 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (as defined below) (see Note 6 in the accompanying notes to the consolidated financial statements).
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (as defined below) (see Note 6 in the accompanying notes to the consolidated financial statements).
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2023, qualifying assets totaled 84.2% of the Fund’s total assets.
(11)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 7.00%.
(12)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 3.00%.
(13)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 2.75%.
(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 2.00%.
(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+10.50%.
(16)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+7.51%.
(17)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 0.25%.
(18)
Represents a non-income producing investment.
(19)
The negative fair value is the result of the original discount on the loan.
(20)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(21)
Investments, representing 3.8% of cost and 3.6% of fair value, respectively, were on non-accrual status as of June 30, 2023, meaning that the Fund has ceased accruing interest income on these investments (see Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund's accounting policies).
(22)
Investment represents a unitranche/last out loan, with characteristics of a traditional first lien senior secured loan which, pursuant to an agreement among lenders, is divided into "first out" and "last out" tranches yielding different interest rates. In exchange for the greater risk of loss, the "last-out" tranche of the Fund's unitranche loan investment earns a higher interest rate than the "first-out" portions. The “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any other amounts due thereunder. The Fund's investment is in the "last out" tranche.
(23)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(24)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(25)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of June 30, 2023, the Fund did not have any affiliated/non-controlled investments. As of June 30, 2023, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
SP-CREH 19 Highline LLC	Secured Loans	$20,909,700	$—	$—	$15,750	$—	$20,925,450	$714,455	$—	$21,000,000
SP-CREH 19 Highline LLC	Secured Loans	6,107,544	—	—	(3,369)	—	6,104,175	208,382	—	6,125,000
SP-CREH 19 Highline LLC	Equities	4,037,355	805,079	—	(2,471,569)	—	2,370,865	—	—	70%
TH Liquidating Trust	Trust Interest	1,878,114	—	—	—	—	1,878,114	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	394,610	31,918	—	(463)	—	426,065	31,776	—	$432,329
30 South Broadway, Irvington, New York	Real Estate Properties	9,300,247	369,913	—	(484,778)	—	9,185,382	—	—	90%
Total		$42,627,570	$1,206,910	$—	$(2,944,429)	$—	$40,890,051	$954,613	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2023 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Description
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€1,100,000	$—	$6,183
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€6,900,000	17,038	39,403
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(33,503)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$11,670,000	99,328	199,718
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,640,000)	—	(40,608)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$2,560,000	79,852	(111,813)
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	23,097
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£4,500,000	(133,847)	149,288
Total										231,765
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(978,344)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(1,284,804)
Total, hedge accounting swaps(1)										(2,263,148)
Total Interest Rate Swaps										$(2,031,383)

(1) Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
JPMorgan Chase Bank	9/29/2023	$7,157,689	C$	9,465,298	$389
JPMorgan Chase Bank	9/29/2023	€374,703		$341,994	(18)
JPMorgan Chase Bank	9/29/2023	$15,670,073		€14,213,833	97,525
JPMorgan Chase Bank	9/29/2023	$259,439		£204,242	(49)
JPMorgan Chase Bank	9/29/2023	$4,313,816		£3,379,880	19,704
Total					$117,551

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
Secured Loans
1st Lien Term Loan
United States of America
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+5.65%, 1.00% Floor	9.76%	4/8/2022	11/30/2026	$6,560,948	$6,446,421	$6,332,299	1.19%
8800 Austin, LLC and 8900 Austin, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	Multi-Family	L+5.50%, 0.50% Floor	9.62	6/24/2021	6/24/2023	15,000,000	12,533,279	12,543,794	2.36
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	Manufacturing	S+7.01%, 1.00% Floor	11.59	11/23/2022	11/23/2027	8,787,796	8,572,260	8,568,951	1.61
Accurate Background LLC⁽⁷⁾⁽⁸⁾	Business Services	L+6.00%, 1.00% Floor	10.73	9/7/2022	3/26/2027	3,299,976	3,035,087	3,129,331	0.59
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Business Services	L+6.00%, 1.00% Floor	10.73	10/18/2021	3/26/2027	16,452,278	15,171,312	15,601,516	2.94
ADS Tactical Inc⁽⁷⁾⁽⁹⁾	Aerospace & Defense	L+5.75%, 1.00% Floor	10.14	3/4/2021	3/19/2026	6,843,750	6,773,263	6,601,243	1.24
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	Aerospace & Defense	S+6.85%, 1.00% Floor	11.51	5/24/2022	5/24/2027	13,690,843	13,318,565	13,291,135	2.50
Allentown LLC⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	S+6.00%, 1.00% Floor	10.32	4/22/2022	4/22/2027	9,797,681	9,622,438	9,628,399	1.81
Allentown LLC⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor (0.50% on unfunded)	0.50	4/22/2022	4/22/2027	1,737,691	(12,814)	(30,023)	(0.01)
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	L+5.25%, 0.75% Floor	9.54	4/28/2021	5/3/2028	8,522,940	8,384,561	8,171,860	1.54
Amerijet Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	Airline & Airport Services	L+6.75%, 1.00% Floor	11.13	12/28/2021	12/28/2025	16,558,988	16,172,431	16,112,727	3.03
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	Restaurants	L+5.88%, 1.00% Floor	10.60	7/20/2021	7/21/2027	4,937,500	4,856,954	4,769,625	0.90
Aprimo Inc⁽⁷⁾⁽⁸⁾	Technology	S+6.44%, 0.75% Floor	10.76	5/26/2022	5/26/2028	2,204,956	2,164,242	2,165,967	0.41
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	Pharmaceuticals & Life Sciences	L+6.00%, 0.75% Floor	10.75	9/28/2021	9/20/2027	17,337,130	16,655,922	16,511,883	3.11
BayMark Health Services Inc⁽⁶⁾⁽⁷⁾	Healthcare Providers & Services	L+5.00%, 2.00% Floor (2.00% on unfunded)	9.73	11/19/2021	6/11/2027	4,505,062	2,605,557	2,554,491	0.48
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	L+5.00%, 1.00% Floor	9.73	6/10/2021	6/11/2027	4,236,255	4,202,349	4,154,086	0.78
BEL USA LLC⁽⁷⁾⁽⁹⁾	E-Commerce	S+6.10%, 1.00% Floor	10.38	2/1/2021	2/2/2025	172,371	170,898	170,687	0.03
BEL USA LLC⁽⁷⁾⁽⁹⁾	E-Commerce	S+6.10%, 1.00% Floor	10.38	12/13/2018	2/2/2025	10,474,011	10,408,426	10,370,697	1.95
Buck Global LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾	Professional Services	L+7.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/29/2021	9/29/2026	3,679,245	(27,539)	23,915	0.00
Buck Global LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Professional Services	L+7.00%, 1.00% Floor	10.75	9/29/2021	9/29/2026	13,391,993	13,178,726	13,479,041	2.54
Circle Graphics Inc⁽⁶⁾⁽⁷⁾	E-Commerce	S+7.25%, 2.25% Floor (1.00% on unfunded)	11.92	7/12/2021	9/30/2024	1,601,975	482,806	508,080	0.10
Circle Graphics Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	E-Commerce	S+7.25%, 2.25% Floor	11.92	2/17/2021	9/30/2024	18,973,479	18,804,444	18,948,812	3.57
Circle Graphics Inc⁽⁷⁾⁽⁸⁾	E-Commerce	S+7.25%, 2.25% Floor	11.92	7/12/2021	9/30/2024	2,877,381	2,817,603	2,873,640	0.54
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾	Aerospace & Defense	S+10.51%, 1.50% Floor	15.09	8/20/2019	8/20/2024	12,393,013	12,234,582	12,075,132	2.27
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Industrial Products & Services	L+7.00%, 1.00% Floor	11.01	12/15/2020	7/2/2024	17,999,643	17,479,666	17,096,961	3.22
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Oilfield Services	S+7.40%, 0.75% Floor	11.98	3/2/2022	3/4/2027	22,718,096	22,318,148	22,278,501	4.20
Form Technologies Inc⁽⁹⁾	Automobiles & Components	L+4.50%, 1.00% Floor	9.20	2/19/2021	7/22/2025	3,511,110	3,477,424	3,023,943	0.57
Form Technologies Inc⁽⁹⁾	Automobiles & Components	L+9.00%, 1.00% Floor	13.70	2/19/2021	10/22/2025	1,420,355	1,406,880	1,122,080	0.21
Grindr Capital LLC (fka San Vicente Capital LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Technology	S+8.26%, 1.50% Floor	12.52	11/14/2022	11/15/2027	10,040,791	9,941,625	10,013,089	1.89
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	Aerospace & Defense	L+7.75%, 2.00% Floor	12.33	9/6/2019	7/30/2024	26,980,459	26,793,157	26,698,717	5.03
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.08	10/17/2022	11/1/2025	14,926,857	14,619,475	14,613,045	2.75

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Pharmaceuticals & Life Sciences	L+6.25%, 1.00% Floor	11.46%	11/3/2021	11/5/2026	$16,677,181	$16,414,183	$15,967,524	3.01%
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+6.00%, 3.75% Floor	10.32	12/23/2022	12/31/2024	6,526,401	6,006,624	6,005,807	1.13
Kleinfelder Group Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	Professional Services	L+5.25%, 1.00% Floor	9.98	11/15/2021	11/29/2024	6,600,000	6,557,064	6,531,021	1.23
Kleinfelder Group Inc⁽⁷⁾⁽⁹⁾	Professional Services	L+5.75%, 1.00% Floor	10.48	10/13/2020	11/29/2024	4,809,742	4,786,052	4,769,739	0.90
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹²⁾	Healthcare Providers & Services	S+11.10%, 2.50% Floor	15.12	7/23/2021	7/23/2026	18,249,907	17,973,400	18,251,301	3.44
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.68	12/1/2022	5/29/2026	4,568,481	4,223,115	4,223,007	0.80
Lightstone Holdco LLC	Power Generation	S+5.75%, 1.00% Floor	10.07	3/29/2022	1/30/2027	5,976,994	5,422,670	5,458,490	1.03
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	Manufacturing	L+6.50%, 1.00% Floor	11.23	4/30/2021	4/30/2026	12,177,540	12,102,118	12,045,572	2.27
Mad Engine Global, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Consumer Apparel	L+7.00%, 1.00% Floor	11.73	6/30/2021	7/15/2027	11,625,000	11,384,974	10,109,100	1.90
Manchester Acquisition Sub LLC⁽⁷⁾⁽⁹⁾	Specialty Chemicals	S+5.90%, 0.75% Floor	10.30	11/16/2021	12/1/2026	6,550,328	6,257,827	6,146,173	1.16
MMS BidCo LLC⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+6.75%, 1.00% Floor	11.20	6/30/2022	6/30/2027	8,776,720	8,614,091	8,620,615	1.62
Mountaineer Merger Corp⁽⁷⁾⁽⁹⁾	Specialty Retail	L+7.00%, 0.75% Floor	11.44	10/22/2021	10/26/2028	4,875,000	4,748,415	3,644,550	0.69
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽¹²⁾	Healthcare Providers & Services	L+8.00%, 1.00% Floor (1.00% on unfunded)	12.73	10/26/2020	10/3/2025	4,783,970	4,716,709	4,689,487	0.88
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹²⁾	Healthcare Providers & Services	L+8.00%, 1.00% Floor	12.73	4/1/2021	10/3/2025	1,471,966	1,444,641	1,442,895	0.27
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽¹²⁾	Healthcare Providers & Services	L+8.00%, 1.00% Floor (1.00% on unfunded)	12.73	4/1/2021	10/3/2025	864,194	848,239	847,126	0.16
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	Healthcare Providers & Services	L+8.00%, 1.00% Floor	12.73	10/26/2020	10/3/2025	9,727,086	9,589,071	9,534,976	1.80
Nine West Holdings Inc⁽⁸⁾	Consumer Brands	L+8.00%	12.39	3/19/2019	3/20/2024	2,362,839	2,323,088	1,919,075	0.36
Northstar Group Services Inc⁽⁷⁾⁽⁹⁾	Business Services	L+5.50%, 1.00% Floor	9.82	9/29/2021	11/12/2026	9,677,416	9,639,115	9,517,254	1.79
Odlum Data Lender, LLC⁽⁷⁾⁽¹⁰⁾⁽²⁰⁾	Telecommunications	L+6.35%, 0.15% Floor	10.47	6/23/2021	12/23/2022	15,000,000	15,000,000	15,097,500	2.84
Pacira BioSciences Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	Pharmaceuticals & Life Sciences	S+7.00%, 0.75% Floor	10.77	12/6/2021	12/7/2026	24,553,391	23,947,738	24,062,324	4.53
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	Paper & Packaging	L+6.75%, 1.00% Floor	11.16	12/18/2020	12/18/2025	22,666,667	22,144,786	22,379,063	4.21
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁷⁾⁽⁹⁾	Business Services	S+7.90%, 1.00% Floor	12.48	12/6/2022	12/7/2027	4,871,586	4,726,472	4,725,439	0.89
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	Consumer Products	S+7.10%, 0.50% Floor	11.76	5/17/2022	5/25/2027	9,791,316	9,388,616	9,604,449	1.81
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	11.10	7/25/2022	3/4/2025	3,189,908	3,109,368	3,172,603	0.60
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	11.10	9/1/2022	3/4/2025	1,275,963	1,247,461	1,269,041	0.24
Smarsh Inc⁽⁷⁾⁽⁹⁾	Software & Services	S+6.50%, 0.75% Floor	11.29	2/18/2022	2/18/2029	3,781,071	3,713,038	3,712,185	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	Software & Services	S+6.50%, 0.75% Floor (1.00% on unfunded)	11.29	2/18/2022	2/18/2029	945,268	459,706	455,412	0.09
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	Specialty Chemicals	S+6.50%, 0.75% Floor	9.44	5/11/2022	5/19/2028	19,461,605	19,097,875	18,326,312	3.45
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Automobiles & Components	L+7.00%, 1.00% Floor	11.73	1/22/2021	1/22/2027	21,338,276	21,035,423	20,897,952	3.94
STV Group, Inc⁽⁷⁾⁽⁹⁾	Professional Services	L+5.35%	9.67	8/3/2020	12/11/2026	4,982,030	4,816,485	4,889,862	0.92
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Software & Services	S+9.40%, 1.00% Floor	13.67	10/15/2020	10/15/2025	13,432,759	13,265,929	13,433,436	2.53
Tops MBO Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾	Staples Retail	L+8.00%, 1.25% Floor	12.41	11/8/2021	5/8/2026	10,522,642	10,297,633	10,243,180	1.93
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	L+6.00%, 0.75% Floor	10.38	12/23/2021	12/31/2028	6,566,081	6,453,307	6,445,468	1.21
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	Consumer Products	S+10.50%, 1.00% Floor	14.12	5/13/2022	5/13/2027	8,840,811	8,601,902	8,631,726	1.63
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	Business Services	L+7.75%, 1.00% Floor	12.48	5/20/2021	5/20/2025	20,461,409	20,126,626	19,768,543	3.72
WPG Holdings LLC⁽⁹⁾	Real Estate Development & Management	L+6.00%, 0.75% Floor	10.38	10/21/2021	10/20/2025	9,754,661	9,827,613	9,787,973	1.84
Total United States of America 1st Lien Term Loan							614,919,522	610,029,804	114.87

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor	10.69%	12/3/2021	12/3/2027	C$	5,003,838	$3,857,558	$3,642,835	0.69%
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾⁽¹⁹⁾	Software & Services	C+5.75%, 0.75% Floor (1.00% on unfunded)	1.00	12/3/2021	12/3/2027	C$	1,105,821	(5,396)	(10,953)	(0.00)
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	Gaming & Leisure	C+8.00%, 0.75% Floor	12.57	10/21/2021	10/22/2027	C$	3,489,291	2,782,432	2,526,093	0.48
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	Gaming & Leisure	S+8.15%, 0.75% Floor	12.14	10/21/2021	10/22/2027		12,977,304	12,784,847	12,733,980	2.40
Total Canada 1st Lien Term Loan								19,419,441	18,891,955	3.57
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	Technology	S+13.00%, 1.00% Floor	17.53	12/15/2021	12/15/2026		6,327,833	6,231,778	6,253,666	1.18
Total Cayman Islands 1st Lien Term Loan								6,231,778	6,253,666	1.18
Luxembourg
Mallinckrodt International Finance S.A.⁽⁸⁾	Pharmaceuticals & Life Sciences	L+5.25%, 0.75% Floor	9.99	10/13/2020	9/30/2027		13,433,943	12,741,930	10,103,467	1.90
Total Luxembourg 1st Lien Term Loan								12,741,930	10,103,467	1.90
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	S+6.35%, 0.75% Floor	10.67	12/3/2021	12/15/2026		4,167,180	4,097,618	3,984,281	0.75
Total Netherlands 1st Lien Term Loan								4,097,618	3,984,281	0.75
Singapore
Oravel Stays Singapore Pte Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	L+8.25%, 0.75% Floor	12.98	6/9/2021	6/23/2026		4,925,000	4,806,116	4,653,224	0.88
Total Singapore 1st Lien Term Loan								4,806,116	4,653,224	0.88
Total 1st Lien Term Loan								662,216,405	653,916,397	123.15
1st Lien Revolver
United States of America
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027		878,780	(21,500)	(21,873)	(0.00)
Allentown LLC⁽⁶⁾⁽⁷⁾	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	12.50	4/22/2022	4/22/2027		1,158,461	385,515	381,115	0.07
Amerijet Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Airline & Airport Services	L+6.75%, 1.00% Floor (0.04% on unfunded)	0.38	12/28/2021	12/28/2025		2,756,872	(61,817)	(71,197)	(0.01)
Buck Global LLC⁽⁶⁾⁽⁷⁾	Professional Services	L+7.00%, 1.00% Floor (0.50% on unfunded)	11.50	9/29/2021	9/29/2026		2,207,547	1,365,067	1,412,573	0.27
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾⁽¹⁹⁾	Pharmaceuticals & Life Sciences	L+6.25%, (0.50% on unfunded)	0.50	11/3/2021	11/5/2026		1,244,402	(19,048)	(53,740)	(0.01)
LMG Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Manufacturing	L+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026		690,670	(3,745)	(7,389)	(0.00)
National Dentex Corp⁽⁶⁾⁽⁷⁾	Healthcare Providers & Services	L+7.00%, 1.00% Floor (0.50% on unfunded)	11.65	10/26/2020	10/3/2025		1,486,897	1,440,191	1,429,725	0.27
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Business Services	S+7.90%, 1.00% Floor (0.50% on unfunded)	0.50	12/6/2022	12/7/2027		389,727	(11,527)	(11,692)	(0.00)
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029		236,317	(4,140)	(4,305)	(0.00)
STV Group, Inc⁽⁶⁾⁽⁷⁾	Professional Services	P+3.50%, (0.50% on unfunded)	11.00	9/30/2021	12/13/2024		1,300,000	428,830	528,385	0.10
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	Software & Services	S+9.35%, 1.00% Floor (0.50% on unfunded)	13.56	10/15/2020	10/15/2025		1,293,103	890,754	905,239	0.17
Total United States of America 1st Lien Revolver								4,388,580	4,486,841	0.86

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	10.69%	12/3/2021	12/3/2026	C$	414,683	$168,850	$158,720	0.03%
Total Canada 1st Lien Revolver								168,850	158,720	0.03
Total 1st Lien Revolver								4,557,430	4,645,561	0.89
2nd Lien Term Loan
United States of America
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	L+9.00%, 0.75% Floor	13.29	4/28/2021	5/3/2029		8,642,861	8,419,437	8,463,392	1.59
BayMark Health Services Inc⁽⁶⁾⁽⁷⁾	Healthcare Providers & Services	L+8.50%, 1.00% Floor (4.00% on unfunded)	13.23	11/19/2021	6/11/2028		5,486,667	2,503,488	2,440,871	0.46
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	L+8.50%, 1.00% Floor	13.23	6/10/2021	6/11/2028		3,333,333	3,291,448	3,253,494	0.61
Tops MBO Corp⁽⁷⁾⁽¹⁶⁾	Staples Retail	L+13.50%, 2.00% Floor	18.06	11/8/2021	5/8/2026		547,803	548,699	538,933	0.10
Total United States of America 2nd Lien Term Loan								14,763,072	14,696,690	2.76
Total 2nd Lien Term Loan								14,763,072	14,696,690	2.76
Total Secured Loans								681,536,907	673,258,648	126.80
Secured Bonds
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026		18,388,429	17,112,611	16,653,021	3.14
Total United States of America Senior Secured Bonds								17,112,611	16,653,021	3.14
Japan
Universal Entertainment Corp⁽⁹⁾⁽¹⁰⁾	Gaming & Leisure	8.50%	8.50	10/29/2020	12/11/2024		21,652,000	22,404,546	20,200,955	3.80
Total Japan Senior Secured Bonds								22,404,546	20,200,955	3.80
Luxembourg
Takko Fashion GmbH⁽¹⁰⁾	Specialty Retail	5.38%	5.38	9/14/2020	11/15/2023		€11,900,000	13,338,395	10,285,339	1.94
Takko Fashion GmbH⁽¹⁰⁾	Specialty Retail	E+5.38%, 0.00% Floor	7.14	9/16/2020	11/15/2023		€6,544,000	7,145,620	5,687,773	1.07
Total Luxembourg Senior Secured Bonds								20,484,015	15,973,112	3.01
Netherlands
Promontoria Holding⁽¹⁰⁾	Airline & Airport Services	6.38%	6.38	2/3/2022	3/1/2027		€2,168,000	2,350,550	2,158,830	0.41
Promontoria Holding⁽⁹⁾⁽¹⁰⁾	Airline & Airport Services	7.88%	7.88	2/3/2022	3/1/2027		12,170,000	12,170,000	11,259,985	2.12
Promontoria Holding⁽¹⁰⁾	Airline & Airport Services	E+6.13%, 0.00% Floor	8.11	2/3/2022	3/1/2027		€3,970,000	4,488,085	4,035,148	0.76
Total Netherlands Senior Secured Bonds								19,008,635	17,453,963	3.29
United Kingdom
Avianca Midco 2 LTD⁽¹⁰⁾	Airline & Airport Services	9.00%	9.00	12/1/2021	12/1/2028		13,237,342	13,237,342	9,794,806	1.84
Inspired Entertainment Inc⁽¹⁰⁾	Technology	7.88%	7.88	5/13/2021	6/1/2026		£3,616,000	5,081,928	4,059,155	0.76
Mclaren Group Ltd⁽¹⁰⁾	Automobiles & Components	7.50%	7.50	7/22/2021	8/1/2026		4,594,000	4,594,000	3,383,353	0.64
Total United Kingdom Senior Secured Bonds								22,913,270	17,237,314	3.24
Total Senior Secured Bonds								101,923,077	87,518,365	16.48

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Equities
Common Equities
United States of America
Impala RGIS Holdings LLC ⁽⁷⁾	Business Services	N/A	N/A	6/25/2020	N/A	325,652	$1,163,115	$6,122,258	1.15%
LCP Edge Holdco, LLC ⁽⁷⁾⁽¹⁷⁾	Consumer Services	N/A	N/A	8/24/2018	N/A	1,148	—	5,756,066	1.08
Welsh Acquisition LLC ⁽⁷⁾⁽¹⁷⁾	Industrial	N/A	N/A	12/6/2017	N/A	20%	—	141,754	0.03
Total United States of America Common Equities							1,163,115	12,020,078	2.26
Total Common Equities							1,163,115	12,020,078	2.26
Total Equities							1,163,115	12,020,078	2.26
Total Non-Controlled/Non-Affiliated Investments							$784,623,099	$772,797,091	145.54%
Controlled Investments(21)
Secured Loans
1st Lien Term Loan
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	6.38	6/28/2021	7/1/2024	$21,000,000	21,000,000	20,909,700	3.94
Total 1st Lien Term Loan							21,000,000	20,909,700	3.94
1st Lien Revolver
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	6.38	6/28/2021	7/1/2024	6,125,000	6,125,000	6,107,544	1.15
Total 1st Lien Revolver							6,125,000	6,107,544	1.15
Total Secured Loans							27,125,000	27,017,244	5.09
Equities
Common Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁷⁾	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	6,640,758	4,037,355	0.76
Total Equities							6,640,758	4,037,355	0.76
Trust Interest
United States of America
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹⁷⁾	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁷⁾	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,878,114	0.35
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾	Other	L+10.50%, 0.50% Floor	14.88	12/7/2019	12/6/2024	$400,410	400,410	394,610	0.07
Total Trust Interest							3,553,884	2,272,724	0.42
Real Estate Properties
United States of America
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽¹⁷⁾	Industrial	N/A	N/A	12/14/2021	N/A	90%	9,537,533	9,300,247	1.75
Total Real Estate Properties							9,537,533	9,300,247	1.75
Total Controlled Investments							$46,857,175	$42,627,570	8.02%
Total Investments, December 31, 2022							$831,480,274	$815,424,661	153.56%
(1)
All of our investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), all of which can include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2022.
(3)
Par amount includes unfunded commitments, accumulated PIK interest and is net of repayments. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2022, the aggregate gross unrealized appreciation for all investments in which there was an excess of fair value over tax cost was $16.7 million; the aggregate gross unrealized depreciation for all investments in which there was an excess of tax cost over fair value was $23.3 million; the net unrealized depreciation was $6.6 million; the aggregate tax cost of securities for federal income tax purposes was $822.3 million.
(5)
Percentage is based on net assets of $530,976,832 as of December 31, 2022.
(6)
The investment has an unfunded commitment as of December 31, 2022 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (as defined below) (see Note 6 in the accompanying notes to the consolidated financial statements).
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (as defined below) (see Note 6 in the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2022, qualifying assets totaled 81.61% of the Fund’s total assets.
(11)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 7.00%.
(12)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 3.00%.
(13)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 2.75%.
(14)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 2.00%.
(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+10.50%.
(16)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is L+13.50%.
(17)
Represents a non-income producing investment.
(18)
The negative fair value is the result of the original discount on the loan.
(19)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(20)
Investment, representing 1.80% of cost and 1.85% of fair value, respectively, was on non-accrual status as of December 31, 2022, meaning that the Fund has ceased accruing interest income on this investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund's accounting policies).
(21)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2022, the Fund did not have any affiliated/non-controlled investments. Transactions during the year ended December 31, 2022 with its controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2022	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
SP-CREH 19 Highline LLC	Secured Loans	$21,006,300	$—	$—	$(96,600)	$—	$20,909,700	$1,423,119	$—	$21,000,000
SP-CREH 19 Highline LLC	Secured Loans	2,826,718	3,305,326	—	(24,500)	—	6,107,544	252,368	—	6,125,000
SP-CREH 19 Highline LLC	Equities	5,436,667	690,758	—	(2,090,070)	—	4,037,355	—	—	70%
16415 Tuckerton Road, Houston, Texas	Real Estate Properties	8,526,000	80,772	(8,348,500)	(461,246)	202,974	—	—	—	—
TH Liquidating Trust	Trust Interest	2,578,113	—	—	(699,999)	—	1,878,114	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	348,745	46,540	—	(675)	—	394,610	46,540	—	$400,410
30 South Broadway, Irvington, New York	Real Estate Properties	9,486,863	—	—	(186,616)	—	9,300,247	—	—	90%
Total		$50,209,406	$4,123,396	$(8,348,500)	$(3,559,706)	$202,974	$42,627,570	$1,722,027	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Pay Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Paid	Unrealized appreciation/ (depreciation)
Description
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.249%	Annual	9/21/2027	Goldman Sachs	€600,000	$—	18,070
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.773%	Annual	9/30/2027	Goldman Sachs	€800,000	—	3,626
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(55,523)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$21,170,000	—	182,363
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,640,000)	—	(41,404)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$14,460,000	—	207,475
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	(22,784)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(126,076)
Total										$165,747

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
JPMorgan Chase Bank	3/31/2023	$6,604,321	C$	9,008,360	$(47,167)
JPMorgan Chase Bank	1/4/2023	$21,935,000		€23,418,300	70,186
JPMorgan Chase Bank	3/31/2023	$255,674		€240,923	(3,865)
JPMorgan Chase Bank	3/31/2023	€438,091		$412,681	(6,479)
JPMorgan Chase Bank	3/31/2023	$526,239		€492,305	(4,107)
JPMorgan Chase Bank	3/31/2023	$22,352,598		€20,808,309	(63,612)
JPMorgan Chase Bank	1/4/2023	£1,515,000		$1,827,146	3,632
JPMorgan Chase Bank	3/31/2023	$6,078,159		£4,879,880	168,555
Total					$117,143

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Silver Point Specialty Lending Fund (the “Fund”) is a closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”) and was originally formed on July 31, 2014. Effective November 15, 2021 (the “Conversion Date”), the Fund changed its name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland. The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

The Fund’s investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. The Fund may also, from time to time, invest in larger or smaller companies. In seeking to achieve its investment objective, the Fund may also invest across a broad range of industries. The Fund will invest primarily in first-lien debt, but may also invest in unitranche, second lien, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

Silver Point Specialty Credit Fund Management, LLC, a Delaware limited liability company, serves as the Fund’s investment adviser and administrator (the “Adviser”). Subject to the supervision of the Fund’s Board of Trustees (the “Board of Trustees” or the “Board”), the Adviser manages the day-to-day operations and provides the Fund with investment advisory and management services. The Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to the Fund and to its portfolio companies as required.

During the first quarter of 2023, the Fund obtained approval from its Board and the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”) to (i) extend the Fund’s investment period to June 30, 2025, and (ii) maintain the existing advisory fee structure through the extended investment period. The Fund has agreed to provide Shareholders liquidity following the end of the Fund’s investment period by arranging the sale of shares of the Fund, at a price not less than net asset value per share, or the Fund will commence an orderly wind down at that time.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), are presented in U.S. dollars and include the accounts of the Fund and its wholly owned subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies. All material intercompany balances and transactions have been eliminated. All references to the Fund include the accounts of its consolidated subsidiaries.

The interim consolidated financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of June 30, 2023 and for the three and six months ended June 30, 2023 and June 30, 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2022. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.

Basis of Consolidation

The Fund generally consolidates any wholly, or substantially, owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate on its financial statements assets owned by portfolio companies in which it invests, other than assets owned by a portfolio company that is itself an investment company or is a

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the fair value of investments, the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

Reclassifications

Certain prior period amounts may be reclassified to conform to the current presentation with no effect on our financial condition, results of operations or cash flows.

Investment Classification

The Fund classifies its investments by level of control. Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. Detailed information with respect to the Fund's investment classification by level of control is disclosed in the accompanying consolidated financial statements, including the consolidated schedules of investments.

Cash and Cash Equivalents

Cash denominated in U.S. dollars on deposit at a major financial institution is recorded as cash held at banks in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid investments with an original maturity of generally 90 days or less, such as U.S. Treasury Bills and money market funds. For the three months ended June 30, 2023 and June 30, 2022, interest income generated by cash and cash equivalents was approximately $1.7 million and less than $0.1 million, respectively, and is included in interest income on the consolidated statements of operations. For the six months ended June 30, 2023 and June 30, 2022, interest income generated by cash and cash equivalents was approximately $3.1 million and less than $0.1 million, respectively. At times, cash held at banks may exceed Federal Deposit Insurance Corporation insured limits. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash

Restricted cash consists of cash on deposit with major U.S. financial institutions in connection with the credit facility with Deutsche Bank AG and the 2021 Debt Securitization (Note 6). Restricted cash is generally restricted to the purchase of investments, as well as payment of expenses and interest. Certain restricted cash may be available for monthly withdrawal subject to certain restrictions.

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of June 30, 2023 and December 31, 2022, due from broker consists of approximately $5.2 million and $3.0 million of cash collateral, respectively.

The Fund is a party to International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreements (“Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Master

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Agreements may contain provisions regarding, among other things, the parties' general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the Master Agreements, collateral posted to the Fund is held by the Fund's custodian and with respect to those amounts that can be sold or repledged, are presented in the Fund's portfolio. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Cash collateral pledged by the Fund is segregated by the Fund's custodian and the collateral requirements are determined based on the Fund's net position with each counterparty.

Investment Transactions and Related Income and Expense

Investments are carried at fair value, with resulting unrealized appreciation and depreciation reflected in the consolidated statements of operations. Purchases and sales of investments are recorded on a trade date basis. Net gains or losses on investments are included on the consolidated statements of operations. Realized gains and losses on investments are determined on the specific cost identification basis.

Loans including revolving credit agreements are generally recorded on the consolidated statements of assets and liabilities as a component of investments owned at fair value, net of the unfunded portion of the related revolving credit agreement. Real estate properties represent direct ownership of underlying real property assets. The properties are recorded at fair value and generally do not produce rental income.

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in-full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended June 30, 2023 and June 30, 2022, non-cash interest income related to such accretion amounted to $2.7 million and $2.0 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, non-cash interest income related to such accretion amounts to $4.9 million and $6.0 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

The Fund has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is generally recorded as interest income on an accrual basis. On the specified capitalization date, PIK interest is added to the principal balance and cost of the loan.

Generally, loans are placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income. Interest payments received on debt investments on non-accrual status may be recognized as interest income or treated as a reduction of cost basis of the debt investment based on management’s judgment of ultimate recovery and other considerations.

Distributions from Equity Investments

Distributions received from equity investments in limited liability companies (“LLCs”) and limited partnerships (“LPs”) are evaluated to determine if the distribution should be recorded as dividend income, return of capital or realized gain (loss). Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax basis earnings and profits in the LLCs or LPs prior to the distribution. Prior to the ex-dividend date, the value of a dividend may be reflected in the fair value of the equity investment. Distributions from equity investments that are classified as a return of capital are recorded as a reduction in the cost basis of such equity investments.

Other Income

From time to time, the Fund may receive fees for services provided to portfolio companies by the Adviser. The services that the Adviser provides vary by investment, but may include syndication, structuring, diligence fees, or other service-based fees and fees for providing managerial assistance to our portfolio companies. These fees are recognized when services are rendered and recorded as other income.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Foreign Currency Transactions

Net realized gain (loss) from foreign currency transactions as reported in the consolidated statements of operations arises from sales of foreign currencies; currency gains or losses realized between the trade and settlement dates on investment transactions; and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Fund’s books and U.S. dollars equivalent of the amounts actually received or paid. Net change in unrealized appreciation (depreciation) from foreign currency translations as reported in the consolidated statements of operations arises from changes in the fair values of assets and liabilities, other than investments at fiscal period-end, resulting from changes in exchange rates.

Investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Fund does not isolate realized and unrealized gains and losses on investments and derivative contracts resulting from changes in foreign currency exchange rates on the consolidated statements of operations. Such fluctuations are reflected on the consolidated statements of operations together with net realized gain (loss) and net change in unrealized gain (loss) on investments and derivative contracts. The Fund generally attempts to hedge its foreign currency exposure through foreign currency forward contracts.

Derivatives and Hedging

In the normal course of business, the Fund has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. The Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging, further clarified by the FASB’s issuance of the Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging.

The Fund enters into interest swap transactions from time to time to manage interest rate exposure in certain fixed rate debt investments and such swaps are not designated as hedging instruments in accordance with hedge accounting. The Fund presents changes in the fair value as part of change in unrealized appreciation (depreciation) on the consolidated statements of operations and amounts received or paid related to derivative contracts are recognized on a net basis as realized gain (loss) and determined on the specific cost identification basis.

The Fund also uses certain interest rate swaps to hedge the Fund’s fixed rate debt and designates such interest rate swaps as hedging instruments in a fair value hedge, in accordance with hedge accounting; therefore, both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the consolidated statements of operations (see Note 6 and Note 7 for more details).

Interest rate swap agreements are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the interest rate swaps does not take into account collateral posted which is recorded separately as due to or due from broker on the Fund's consolidated statements of assets and liabilities, depending on the nature of the balance at period end. Upfront payments made or received upon entering a derivative contract are treated as a part of the cost basis of the derivative contract.

The Fund may also enter into foreign currency forward contracts, under which the Fund agrees to recover or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. The foreign currency forward contracts are recorded at fair value. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Fund does not utilize hedge accounting for these contracts and as such, realized and unrealized gains and losses on foreign currency forward contracts are included respectively on the consolidated statements of operations.

Derivative instruments are expressed in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Fund's derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments, including market, credit, liquidity, and operational risks. The Fund manages these risks on an aggregate basis as part of its risk management process.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Fund’s borrowings. For revolving credit facilities, these amounts are capitalized as an asset within the consolidated statements of assets and liabilities and are amortized using the straight-line methodology over the expected term of the borrowing which is generally expected to be at the

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

end of the revolving period. The Fund records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings. IPO offering costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the three and six months ended June 30, 2023, deferred offering costs of zero and $1.3 million were written off, respectively, and were included in the consolidated statements of operations.

Valuation of Investments and Derivative Contracts

Investments at fair value consist primarily of senior secured debt, real estate properties and equities. Derivative contracts consist primarily of foreign currency forward contracts and interest rate swaps.

Effective August 10, 2022, the Board designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

Investments and derivative contracts are valued in good faith by the Adviser, as the Fund’s valuation designee, at fair value pursuant to the valuation policy, which considers quotations provided by independent pricing sources, when such quotations are available and deemed reliable. The Fund conducts this valuation process on a quarterly basis.

Investments that are not listed on an exchange but are actively traded over-the-counter are generally valued at the representative “bid” quotation if held long and the representative “ask” quotation if held short or, in the case of equities that trade in over-the-counter marketplaces, at the last deemed reliable sale price provided by independent pricing sources. Derivative contracts not listed on an exchange are generally valued through industry-standard valuation models using inputs obtained from pricing vendors and from the relevant derivative contract.

Investments for which independent pricing sources or recent transaction activity are either not readily available or are not deemed reliable (“Non-Quoted Investments”) are fair valued as determined in good faith by the Adviser, as the Fund’s valuation designee. Non-Quoted Investments are valued in a multi-step process:

1.
The BDC valuation team within the Fund Accounting team of the Adviser (“Fund Accounting”) provides recent portfolio company financial statements and other reporting materials to independent valuation firm(s) approved by the BDC Valuation Committee.
2.
The independent valuation firm(s) evaluates this information along with relevant observable market data to conduct independent valuations each quarter, and their valuation recommendations are documented and discussed with the BDC Valuation Committee, Fund Accounting and the relevant investment professionals, as appropriate.
3.
The valuation recommendations for certain investments may be determined by the BDC Valuation Committee in good faith in accordance with the valuation policy for the Fund without the employment of an independent valuation firm, based on immateriality or other considerations as appropriate.
4.
The BDC Valuation Committee discusses the valuations and approves the fair value of the investments in good faith based on the input and advice provided by the independent valuation firm(s), the BDC valuation team and relevant investment professionals of the Adviser, as necessary.

The estimated fair value of financial instruments is based upon available information and may not be the amount that the Fund would realize in a current transaction or might be ultimately realized, since such amounts depend on future circumstances, and the differences could be material.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Fund discloses the fair value of its investments according to a hierarchy that prioritizes the inputs used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (level 3 measurements). In accordance with U.S. GAAP, these inputs are summarized in the three broad levels listed below:

Level 1: Inputs that reflect unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices on a securities exchange that are observable for the asset or liability either directly or indirectly in active markets, or unadjusted prices on a securities exchange in markets that are not considered to be active;

Level 3: Significant inputs that may be unobservable or inputs, including market quotations other than quoted prices on a securities exchange, in markets that are not considered to be active.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires judgment by the Adviser. The Adviser considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by multiple independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Adviser’s perceived risk of that instrument.

In determining an instrument’s placement within the hierarchy, the Adviser separates the Fund’s investment portfolio into two categories: investments and derivative contracts. Each of these categories can further be divided between assets and liabilities and further by investment type.

There were no investments other than cash equivalents classified within level 1 as of June 30, 2023, or December 31, 2022.

Investments that are valued based on dealer quotations or alternative pricing sources supported by observable inputs are generally classified within level 2. These may include certain bonds or bank loans.

Derivative contracts can be exchange-traded or privately negotiated over-the-counter (“OTC”). OTC derivatives, including foreign currency forward contracts and interest rate swaps are generally valued using observable inputs. In instances where models are used, the value of an OTC derivative depends upon the contractual terms of, and specific risks inherent in the instrument as well as the availability and reliability of observable inputs. OTC derivatives are typically classified within level 2 of the fair value hierarchy depending on their liquidity or the observability of their inputs.

Investments classified within level 3 have significant unobservable inputs. Level 3 instruments may include certain bank loans, trust interests, private equity and real estate properties. When observable prices are not available for these investments, one or more valuation techniques (e.g., market approach or income approach) for which sufficient and reliable data is available may be used. Within level 3, the use of the market approach technique generally consists of using comparable market data, while the use of the income approach technique generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other factors. Quotations provided by independent pricing sources may also be considered, if available and deemed reliable, in determining the value of level 3 investments.

The inputs used in estimating the value of level 3 investments that are not valued using quotations provided by independent pricing sources may include but are not limited to the original transaction price, recent transactions in the same or similar instruments, completed or pending third party transactions in the underlying investment or comparable issuers, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, discount rates, durations and changes in financial ratios or cash flows. Comparable public companies may also be identified based on industry, size, strategy, etc. and a trading multiple or yield is determined for each comparable company. Additionally, level 3 investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated in the absence of market information. Assumptions used due to the lack of observable inputs may significantly impact the resulting fair value and therefore the Fund’s consolidated results of operations.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three and six months ended June 30, 2023 and June 30, 2022, there were no such taxes withheld. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

The Fund is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level rather than in separate proceedings involving each investor. Adjustments to partnership items will generally be determined at the Fund level, and the Fund may be required to pay taxes (and associated interest and penalties) imposed as a result of such adjustments. In certain cases, the Fund may be able to elect to have the tax assessed or collected at the investor level. In the event of an audit, these new rules, and any elections thereunder, may significantly affect the amount and timing of tax (and associated interest and penalties) that is required to be borne by the Fund and its investors, as well as the manner in which such amounts are allocated among its investors (including former investors).

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and six months ended June 30, 2023 and June 30, 2022, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2019. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three and six months ended June 30, 2023 and June 30, 2022, there were no interest and penalties.

Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board issued Accounting Standards Update No. 2021-01 (“ASU 2021-01”), “Reference Rate Reform (Topic 848).” ASU 2021-01 is an update of ASU 2020-04 which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Fund has adopted this guidance, and the adoption did not have a material impact on the Fund's consolidated financial statements.

3.
Significant Agreements and Related Party Transactions

The Fund is party to an amended and restated advisory agreement, entered into on April 1, 2023 (the "Advisory Agreement") pursuant to which the Fund agrees to pay the Adviser a fee for its investment advisory and management services consisting of a management fee (the "Management Fee") and incentive compensation (the "Incentive Compensation"), which are ultimately borne by the Shareholders.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter. The Management Fee is payable quarterly in arrears and at June 30, 2023 and December 31, 2022, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended June 30, 2023 and June 30, 2022, the Management Fees incurred were $1.0 million and $1.0 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Management Fees incurred were $2.1 million and $2.1 million, respectively.

Incentive Compensation

Incentive Compensation consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Compensation is based on income (“Income Incentive Compensation”), and a portion is based on capital gains (“Capital Gains Incentive Compensation”).

Income Incentive Compensation

Income Incentive Compensation is calculated and payable to the Adviser quarterly in arrears based on the amount by which Pre-Incentive Compensation Net Investment Income (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (the "Trailing Twelve Quarters") exceeds the Hurdle Rate Amount (as defined below). The amount of Income Incentive Compensation that will be paid to the Adviser for a particular calendar quarter will equal the excess, if any, of the Income Incentive Compensation so calculated less the aggregate Income Incentive Compensation that was paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. Income Incentive Compensation is calculated and paid as follows:

•
No amount in any calendar quarter in which the Fund’s Pre-Incentive Compensation Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Rate Amount.
•
100% of the Fund’s Pre-Incentive Compensation Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Rate Amount but is less than or equal to the Catch-up Amount (as defined below).
•
For any calendar quarter in which the Fund’s Pre-Incentive Compensation Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-up Amount, 15% of the excess will be paid.

The “Hurdle Rate Amount” is calculated on a quarterly basis by multiplying 1.75% (7.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-up Amount” is calculated on a quarterly basis by multiplying 2.0588% (8.2353% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The above calculations are appropriately adjusted for distributions during the quarter. “Pre-Incentive Compensation Net Investment Income" means, with respect to any period, (a) interest income, dividend income and any other income accrued or earned by the Fund during such period minus (b) operating expenses for that period (including Management Fee, expenses payable under any advisory agreement or sub-administrative agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding Incentive Compensation); provided that Pre-Incentive Compensation Net Investment Income also includes in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities) accrued income that the Fund has not yet received in cash and net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty); provided further that Pre-Incentive Compensation Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation; and provided further that if the resulting amount is negative, then Pre-Incentive Compensation Net Investment Income will be expressed as zero (0).

For the three months ended June 30, 2023 and June 30, 2022, the Income Incentive Compensation was $2.6 million and $2.0 million, respectively. For the six months ended June 30, 2023 and June 30, 2022, the Income Incentive Compensation was $4.8 million and $4.5 million, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Capital Gains Incentive Compensation

The Capital Gains Incentive Compensation which is determined in arrears at the end of each Fiscal Year is equal to 15% of the Fund’s cumulative capital gains (without giving consideration to any unrealized gains) since inception through the end of such Fiscal Year, less the amount of any Capital Gains Incentive Compensation previously paid.

Under U.S. GAAP, the Fund is required to accrue any Capital Gains Incentive Compensation that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each reporting period. In calculating the accrual for the Capital Gains Incentive Compensation, the Fund considers the cumulative aggregate unrealized capital appreciation in the calculation, because Capital Gains Incentive Compensation would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that such unrealized capital appreciation will be realized in the future and therefore the corresponding accrued Capital Gains Incentive Compensation for U.S. GAAP purposes may be reversed accordingly.

For the three months ended June 30, 2023 and June 30, 2022, there was no Capital Gains Incentive Compensation. For the six months ended June 30, 2023 and June 30, 2022, the Capital Gains Incentive Compensation was zero and $(1.4) million, respectively.

Clawback

Following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount will be equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative capital gains (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since the Initial Closing and through the date of determination of the Clawback Amount.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended June 30, 2023 and June 30, 2022, the Fund incurred approximately $0.5 million and $0.4 million, respectively, in costs related to the administrative services provided by the Adviser, which were included in administration fees in the consolidated statements of operations. For the six months ended June 30, 2023 and June 30, 2022, the Fund incurred approximately $0.9 million and $0.7 million, respectively. As of June 30, 2023 and December 31, 2022, $0.6 million and $0.8 million of administration fees, respectively, were payable and were included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of June 30, 2023 and December 31, 2022, the Fund owed less than $0.1 million to an affiliate.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both June 30, 2023 and December 31, 2022.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt(1)	$826,438,752	$804,939,790	95.00%	$795,821,912	$773,097,567	94.81%
Second lien debt	14,767,409	14,684,711	1.73	14,763,072	14,696,690	1.80
Equities	8,503,311	16,266,913	1.92	7,803,873	16,057,433	1.97
Real estate properties	9,907,446	9,185,382	1.08	9,537,533	9,300,247	1.14
Trust interest	3,585,803	2,304,179	0.27	3,553,884	2,272,724	0.28
Total	$863,202,721	$847,380,975	100.00%	$831,480,274	$815,424,661	100.00%
(1)
First lien debt may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. The unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 3.4% of the investment portfolio, at June 30, 2023. The unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 3.9% of the investment portfolio, at December 31, 2022.

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	June 30, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$55,563,941	$55,297,778	6.53%	$59,119,567	$58,666,227	7.19%
Airline & Airport Services	22,911,149	21,466,382	2.53	48,356,591	43,290,299	5.31
Automobiles & Components	25,835,162	25,054,181	2.96	30,513,727	28,427,328	3.48
Business Services	62,084,379	68,493,831	8.08	53,850,200	58,852,649	7.21
Consumer Apparel	11,262,938	9,724,130	1.15	11,384,974	10,109,100	1.24
Consumer Brands	2,311,434	1,797,731	0.21	2,323,088	1,919,075	0.24
Consumer Products	29,669,657	29,973,859	3.54	17,990,518	18,236,175	2.24
Consumer Services	—	6,327,896	0.75	—	5,756,066	0.71
E-Commerce	32,693,837	31,439,484	3.71	32,684,177	32,871,916	4.03
Food Products	16,831,073	16,669,053	1.97	16,803,998	16,635,252	2.04
Gaming & Leisure	38,469,521	36,489,565	4.31	37,971,825	35,461,028	4.35
Healthcare Equipment & Supplies	18,446,366	18,530,945	2.19	16,448,446	16,424,959	2.01
Healthcare Providers & Services	56,888,611	56,930,153	6.72	57,229,184	57,219,067	7.02
Industrial	24,199,202	23,460,419	2.77	9,537,533	9,442,001	1.16
Industrial Products & Services	47,471,227	46,615,824	5.50	41,038,698	40,082,281	4.92
Manufacturing	20,581,738	20,564,948	2.43	20,649,133	20,585,261	2.52
Multi-Family	34,570,836	29,400,490	3.47	46,299,037	43,598,393	5.35
Oilfield Services	36,918,342	37,160,103	4.39	26,674,977	26,720,145	3.28
Paper & Packaging	28,956,034	28,955,733	3.42	22,144,786	22,379,063	2.74
Pharmaceuticals & Life Sciences	42,566,410	40,280,310	4.75	69,740,725	66,591,458	8.17
Power Generation	—	—	—	5,422,670	5,458,490	0.67
Professional Services	20,542,365	20,637,126	2.44	31,104,685	31,634,536	3.88
Real Estate Development & Management	38,207,094	38,276,715	4.52	34,676,827	34,629,832	4.25
Restaurants	4,840,930	4,760,432	0.56	4,856,954	4,769,625	0.58
Software & Services	67,428,594	67,383,887	7.95	22,346,299	22,292,569	2.73
Specialty Chemicals	25,138,985	24,362,481	2.88	25,355,702	24,472,485	3.00
Specialty Retail	25,726,390	18,311,450	2.16	25,232,430	19,617,662	2.41
Staples Retail	10,695,899	10,668,576	1.26	10,846,332	10,782,113	1.32
Technology	43,223,583	42,285,096	4.99	32,323,307	31,129,382	3.82
Telecommunications	15,581,221	13,758,218	1.59	15,000,000	15,097,500	1.85
Other	3,585,803	2,304,179	0.27	3,553,884	2,272,724	0.28
Total	$863,202,721	$847,380,975	100.00%	$831,480,274	$815,424,661	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of June 30, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	June 30, 2023			December 31, 2022
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$14,291,756	$14,275,037	1.68%	$—	$—	—%
Canada	20,106,047	19,885,080	2.35	19,588,291	19,050,675	2.34
Cayman Islands	6,439,183	6,360,378	0.75	6,231,778	6,253,666	0.77
Japan	22,997,524	21,039,465	2.48	22,404,546	20,200,955	2.48
Luxembourg	31,164,611	22,430,715	2.66	33,225,945	26,076,579	3.19
Netherlands	4,035,583	3,933,808	0.46	23,106,253	21,438,244	2.63
Singapore	4,796,399	4,688,966	0.55	4,806,116	4,653,224	0.57
United Kingdom	12,584,448	10,660,206	1.26	22,913,270	17,237,314	2.11
United States of America	746,787,170	744,107,320	87.81	699,204,075	700,514,004	85.91
Total	$863,202,721	$847,380,975	100.00%	$831,480,274	$815,424,661	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of June 30, 2023.

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$63,714,493	$693,151,283	$756,865,776
Secured bonds	—	62,758,725	—	62,758,725
Equities	—	—	16,266,913	16,266,913
Trust interest	—	—	2,304,179	2,304,179
Real estate properties	—	—	9,185,382	9,185,382
Total investments	$—	$126,473,218	$720,907,757	$847,380,975

Derivative contracts:
Foreign currency forward contracts	$—	$117,551	$—	$117,551
Interest rate swaps(1)	—	(2,031,383)	—	(2,031,383)
Total derivative contracts	$—	$(1,913,832)	$—	$(1,913,832)

(1) As of June 30, 2023, interest rate swaps included interest rate swaps assets of $0.4 million and liabilities of $2.4 million, respectively.

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2022.

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$74,605,862	$625,670,030	$700,275,892
Secured bonds	—	87,518,365	—	87,518,365
Equities	—	—	16,057,433	16,057,433
Trust interest	—	—	2,272,724	2,272,724
Real estate properties	—	—	9,300,247	9,300,247
Total investments	$—	$162,124,227	$653,300,434	$815,424,661

Derivative contracts:
Foreign currency forward contracts(1)	$—	$117,143	$—	$117,143
Interest rate swaps	—	165,747	—	165,747
Total derivative contracts	$—	$282,890	$—	$282,890

(1) As of December 31, 2022, foreign currency forward contracts included foreign currency forward contracts assets of $0.2 million and liabilities of $0.1 million, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the three months ended June 30, 2023 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at March 31, 2023	$623,094,900	$—	$17,878,054	$2,287,902	$8,927,911	$652,188,767
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,822,205	—	—	—	—	1,822,205
Interest paid-in-kind	843,156	—	—	16,516	—	859,672
Purchases(2)	133,133,954	—	95,756	—	65,767	133,295,477
Sales, paydowns and resolutions(2)	(64,219,037)	—	(240,640)	—	—	(64,459,677)
Net realized gain/(loss)	72,306	—	135,000	—	—	207,306
Net change in unrealized appreciation/(depreciation)	(1,596,201)	—	(1,601,257)	(239)	191,704	(3,005,993)
Balance at June 30, 2023	$693,151,283	$—	$16,266,913	$2,304,179	$9,185,382	$720,907,757
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2023	$(952,135)	$—	$(1,459,503)	$(239)	$191,704	$(2,220,173)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the six months ended June 30, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	3,484,213	—	—	—	—	3,484,213
Interest paid-in-kind	1,407,098	—	—	31,918	—	1,439,016
Purchases(2)	164,578,049	—	805,077	—	369,913	165,753,039
Sales, paydowns and resolutions(2)	(98,776,662)	—	(258,074)	—	—	(99,034,736)
Net realized gain/(loss)	91,981	—	152,434	—	—	244,415
Net change in unrealized appreciation/(depreciation)	(3,303,426)	—	(489,957)	(463)	(484,778)	(4,278,624)
Balance at June 30, 2023	$693,151,283	$—	$16,266,913	$2,304,179	$9,185,382	$720,907,757
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2023	$(2,544,774)	$—	$(348,203)	$(463)	$(484,778)	$(3,378,218)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the three months ended June 30, 2022 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at March 31, 2022	$554,425,803	$—	$27,563,782	$2,936,537	$9,578,795	$594,504,917
Transfer in(1)	98,854,918	—	—	—	—	98,854,918
Transfer out	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,021,494	—	—	—	—	1,021,494
Interest paid-in-kind	153,313	—	—	10,466	—	163,779
Purchases(2)	57,843,482	—	—	—	—	57,843,482
Sales, paydowns and resolutions(2)	(10,641,979)	—	(121,041)	—	—	(10,763,020)
Net realized gain/(loss)	1,483	—	—	—	—	1,483
Net change in unrealized appreciation/(depreciation)	(3,523,565)	—	(4,104,387)	(152)	151,823	(7,476,281)
Balance at June 30, 2022	$698,134,949	$—	$23,338,354	$2,946,851	$9,730,618	$734,150,772
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2022	$(3,513,822)	$—	$(4,104,387)	$(152)	$151,823	$(7,466,538)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Includes the effects of reorganizations.

The following table includes a roll forward of the amounts for the six months ended June 30, 2022 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2022	$559,294,204	$—	$39,412,426	$2,926,858	$18,012,863	$619,646,351
Transfer in(1)	90,414,420	—	—	—	—	90,414,420
Transfer out	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	2,194,313	—	—	—	—	2,194,313
Interest paid-in-kind	315,920	—	—	20,287	—	336,207
Purchases(2)	95,610,752	—	—	—	—	95,610,752
Sales, paydowns and resolutions(2)	(45,189,331)	—	(9,367,969)	—	(8,374,902)	(62,932,202)
Net realized gain/(loss)	(1,239)	—	183,680	—	310,149	492,590
Net change in unrealized appreciation/(depreciation)	(4,504,090)	—	(6,889,783)	(294)	(217,492)	(11,611,659)
Balance at June 30, 2022	$698,134,949	$—	$23,338,354	$2,946,851	$9,730,618	$734,150,772
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2022	$(4,447,530)	$—	$(6,201,947)	$(294)	$243,756	$(10,406,015)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Includes the effects of reorganizations.

All realized gains (losses) and change in unrealized appreciation (depreciation) in the tables above are reflected in the accompanying consolidated statements of operations. Transfers between levels, if any, are recognized at the beginning of each reporting period.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at June 30, 2023	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$587,225,338	Income Approach	Yield	7.3% - 21.1% (13.3%)	Decrease
			Expected Term(2)	0.3 yrs. - 2.4 yrs. (0.9 yrs.)	Decrease
	105,925,945	Recent Transaction	N/A	N/A	N/A
Equities	2,370,865	Income Approach	Discount Rate	17.5%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
	6,327,896	Discount to Market Quotation	Discount	11.3%	Decrease
	7,568,152	Market Comparables	Earnings Multiple	7.0x	Increase
Real Estate Properties	9,185,382	Income Approach	Discount Rate	11.0%	Decrease
			Expected Term(2)	0.6 yrs.	Decrease
Trust Interest	2,304,179	Asset Approach	Recovery Rate	3.5%	Increase
Total Level 3 Investments	$720,907,757
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of June 30, 2023.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at December 31, 2022	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$563,505,022	Income Approach	Yield	7.0% - 20.8% (12.9%)	Decrease
			Expected Term(2)	0.4 yrs. - 3.1 yrs. (1.0 yrs.)	Decrease
	24,062,324	Market Quotation	N/A	N/A	N/A
	38,102,684	Recent Transaction	N/A	N/A	N/A
Equities	7,240,238	Income Approach	Discount Rate	15.0% - 17.0% (15.8%)	Decrease
			Expected Term(2)	0.9 yrs.	Decrease
	5,756,066	Discount to Market Quotation	Discount	25.8%	Decrease
	3,061,129	Market Comparables	Earnings Multiple	6.8x	Increase
Real Estate Properties	9,300,247	Income Approach	Discount Rate	10.5%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
Trust Interest	2,272,724	Asset Approach	Recovery Rate	3.5%	Increase
Total Level 3 Investments	$653,300,434
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.0 years as of December 31, 2022.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of June 30, 2023 and December 31, 2022, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 215% and 215%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of June 30, 2023 and December 31, 2022, approximately $31.4 million and $30.0 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Fund. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly owned subsidiary of the Fund, and is backed by a diversified portfolio of senior secured bonds and loans and second lien loans. The Fund owns $112 million of Class D and Subordinated Notes. All transactions and balances associated with these two classes of notes have been eliminated in consolidation. The stated maturity for the 2021 CLO is October 15, 2032. The 2021 CLO consists of the following:

	June 30, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,547,035	$99,520,000	S+1.72%	6.97%
Class A-1a Notes	104,500,000	104,500,000	104,026,652	103,998,400	S+1.72%	6.97%
Class A-1b Notes	7,500,000	7,500,000	7,466,028	6,796,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,972,822	5,944,800	S+1.90%	7.15%
Class A-2b Notes	10,000,000	10,000,000	9,954,704	8,680,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,963,763	7,800,000	S+2.00%	7.25%
Class B-2 Notes	8,000,000	8,000,000	7,963,763	6,868,800	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,800,696	41,470,000	S+3.00%	8.25%
Total 2021 CLO	$288,000,000	$288,000,000	$286,695,463	$281,078,500		6.80%

	December 31, 2022
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,377,514	$99,094,000	3ML+1.72%	5.80%
Class A-1a Notes	104,500,000	104,500,000	103,849,502	103,553,230	3ML+1.72%	5.80%
Class A-1b Notes	7,500,000	7,500,000	7,453,314	6,791,468	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,962,651	5,914,883	3ML+1.90%	5.98%
Class A-2b Notes	10,000,000	10,000,000	9,937,751	8,829,100	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,950,201	7,716,140	3ML+2.00%	6.08%
Class B-2 Notes	8,000,000	8,000,000	7,950,201	6,903,864	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,726,107	40,812,033	3ML+3.00%	7.08%
Total 2021 CLO	$288,000,000	$288,000,000	$286,207,241	$279,614,718		5.74%
(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
During the second quarter of 2023, the 2021 CLO transitioned to SOFR as the base rate for the floating tranches according to the indenture and a supplemental indenture was entered into for further clarification of certain terms and provisions. See Exhibit 10.2 for the supplemental indenture.

The Class A-1 Loans and Class A-1a through Class D Notes are secured obligations; the Subordinated Notes are the unsecured obligations of the 2021 CLO. The indenture governing the 2021 CLO includes customary covenants.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2026 Notes

On November 4, 2021, the Fund placed $145 million in aggregate principal of unsecured notes that mature on November 4, 2026 (the “2026 Notes”). The 2026 Notes were issued in two tranches, with $100 million of tranche A notes funded on November 4, 2021 and $45 million of tranche B notes funded on January 21, 2022. The 2026 Notes bear interest at a rate of 4.00% per year, payable semi-annually on November 4 and May 4, of each year, commencing on May 4, 2022. The 2026 Notes are subject to various repayment and redemption provisions. Additionally, in connection with the 2026 Notes, the Fund is required to maintain certain asset ratios.

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund's investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. The Fund receives fixed rate interest at 4.00% and pays variable rate interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps). These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. As a result of these swaps, the Fund's effective interest rate on the 2026 Notes is SOFR plus 4 basis points during the swaps' outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. The swap adjusted interest expense is included as a component of total interest expense on the Fund's consolidated statements of operations. The change in fair value of the interest rate swaps are offset by the changes in carrying value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

The following tables present the details of the Fund’s borrowings as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$31,374,938	$31,374,938	$31,374,938	S+2.85%	8.11%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	286,695,463	281,078,500	Various	6.80%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	140,581,862	126,512,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$464,374,938	$458,652,263	$438,965,938

	December 31, 2022
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$29,974,938	$29,974,938	$29,974,938	S +2.45%	7.11%	4/17/2026
2021 CLO(2)(3)	288,000,000	288,000,000	286,207,241	279,614,718	Various	5.74%	10/15/2032
2026 Notes(3)	145,000,000	145,000,000	142,400,323	127,020,000	4.00%	4.00%	11/4/2026
Total	$633,000,000	$462,974,938	$458,582,502	$436,609,656
(1)
Interest rate as of June 30, 2023 and December 31, 2022 was 3-Month SOFR+2.85% and 3-Month SOFR+2.45% plus an applicable credit spread adjustment, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of June 30, 2023 and December 31, 2022 were calculated using the weighted average interest rate based on the 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value of the 2026 Notes includes the change in fair value of effective hedges of $2.1 million and unamortized debt issuance costs of $2.3 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of June 30, 2023, under hedge accounting as described above.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

The components of the Fund's interest and financing expenses for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stated interest expense	$7,512,322	$4,404,915	$14,601,866	$7,988,050
Unfunded fees	139,818	228,513	418,093	426,859
Amortization of deferred financing costs and debt issuance costs	566,766	671,738	1,236,861	1,313,320
Net change in unrealized appreciation/(depreciation) on effective interest rate swaps and hedged item(1)	17,860	—	17,860	—
Total interest expense(2)	$8,236,766	$5,305,166	$16,274,680	$9,728,229
Weighted average interest rate(3)	7.07%	4.21%	7.04%	3.84%
Average borrowings	$467,399,938	$505,224,938	$466,246,367	$510,517,795
(1)
Refer to "2026 Notes" above for details on designated hedge relationship with the interest rate swaps.
(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the Revolving Credit Facility and the unfunded fee includes the portion of the facility agent fee applicable to the undrawn portion of the Revolving Credit Facility (see table above for details of the Fund's borrowings).
(3)
Annualized.
7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average notional value(1)	2023	2022	2023	2022
Interest Rate Swaps(2), hedge accounting	$120,833,333	$—	$120,833,333	$—
Interest Rate Swaps(2), non-hedge accounting	40,155,159	—	40,153,071	—
Foreign Currency Forward Contracts(3)	28,289,265	52,964,759	32,858,278	65,134,370
Total Return Swaps(2)	—	34,198,343	—	34,198,343
(1)
For each contract type, calculated based on month end amounts during which the contract was held (see consolidated statements of operations for net realized and unrealized gain (loss) on each non-hedging contract type, SOI for detailed terms of the contracts, Note 2 on the purpose of the derivative activities and Note 6 for a description of the hedge accounting relationship between certain interest rate swaps and the 2026 Notes).
(2)
Risk exposure was interest rate. No total return swap was designated as a hedging instrument in accordance with hedge accounting.
(3)
Risk exposure was foreign currency. No foreign currency forward contract was designated as a hedging instrument in accordance with hedge accounting.

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged	Net Amounts
June 30, 2023
Interest Rate Swaps, hedge accounting	$—	$2,263,148	$(2,263,148)	$3,899,802	$1,636,654
Interest Rate Swaps, non-hedge accounting	417,689	185,924	231,765	176,605	408,370
Foreign Currency Forward Contracts	117,551	—	117,551	1,098,902	1,216,453
December 31, 2022
Interest Rate Swaps, non-hedge accounting	165,747	—	165,747	959,179	1,124,926
Foreign currency forward contracts	242,373	125,230	117,143	2,010,000	2,127,143

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting was presented in Net Gain (Loss) on interest rate swaps and foreign currency forward contracts on the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(738,957)	$2,781,497	$(963,997)	$4,365,789
Interest rate swaps	316,055	—	348,124	—
Total net realized gain (loss) on derivative contracts	$(422,902)	$2,781,497	$(615,873)	$4,365,789

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$400,340	$665,255	$408	$1,045,012
Interest rate swaps	692,103	—	66,018	—
Total return swaps	—	(336,577)	—	(336,577)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$1,092,443	$328,678	$66,426	$708,435

Refer to Note 6 for interest rate swaps designated as hedging instruments associated with the 2026 Notes.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

8.
Commitments and Contingencies

From time to time, the Fund may enter into commitments to fund investments. Such commitments are incorporated into the Fund's assessment of its liquidity position. The Fund's senior secured revolver commitments are generally available on a borrower's demand. The Fund's senior secured delayed draw term loan commitments are generally available on a borrower's demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

A summary of the composition of the Fund’s unfunded commitments as of June 30, 2023 and December 31, 2022 is shown in the table below:

Portfolio Company	Investment Type	June 30, 2023	December 31, 2022
8800 Austin, LLC and 8900 Austin, LLC	1st Lien Delayed Draw Term Loan	$—	$2,546,206
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	878,780	878,780
Allentown LLC	1st Lien Delayed Draw Term Loan	—	1,737,691
Allentown LLC	1st Lien Revolver	428,630	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	—
Amerijet Holdings Inc	1st Lien Revolver	1,764,398	2,756,872
Arctic Glacier Group Holdings	1st Lien Revolver	363,377	—
BayMark Health Services Inc	1st Lien Delayed Draw Term Loan	—	1,863,188
BayMark Health Services Inc	2nd Lien Delayed Draw Term Loan	—	2,914,380
Buck Global LLC	1st Lien Delayed Draw Term Loan	—	3,679,245
Buck Global LLC	1st Lien Revolver	—	809,434
Circle Graphics Inc	1st Lien Delayed Draw Term Loan	—	1,091,813
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	—
Coupa Holdings LLC	1st Lien Revolver	707,659	—
Dye & Durham Corp	1st Lien Delayed Draw Term Loan	307,938	815,863
Dye & Durham Corp	1st Lien Revolver	83,509	142,776
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,922,454	—
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	961,227	—
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	221,001	455,330
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	265,525
LMG Holdings	1st Lien Revolver	690,670	690,670
Mercury Bidco LLC	1st Lien Revolver	1,505,185	—
National Dentex Corp	1st Lien Revolver	297,379	27,136
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)	1st Lien Revolver	389,727	389,727
SBP Holdings LP	1st Lien Delayed Draw Term Loan	642,717	—
SBP Holdings LP	1st Lien Revolver	457,124	—
Sintec Media NYC Inc	1st Lien Revolver	1,164,025	—
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	236,317	236,317
STV Group, Inc	1st Lien Revolver	496,364	780,000
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	387,931	387,931
Wesco Aircraft Holdings Inc	1st Lien Delayed Draw Term Loan	2,697,411	—
Total		$20,353,139	$25,402,671

In the normal course of its operations, the Fund enters into contracts that contain a variety of representations and warranties which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. However, based on experience, the Fund believes the risk of significant loss to be remote.

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, the Adviser does not believe the ultimate outcome of these types of matters will have a material adverse effect on the Fund’s financial position or results of operations or cash flows.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

9.
Net Assets

Committed Capital

The capital commitment of each limited partner was drawn down from time to time over the life of the Fund through September 30, 2021, which was the expiration of the limited partnership’s commitment period (the “Commitment Period”). On September 28, 2021, the Fund called all remaining unfunded capital, releasing all partners from their unfunded commitments. During the Commitment Period there were no defaulting partners.

In connection with the Conversion on November 15, 2021, the Fund issued approximately 36.9 million shares to existing Shareholders at a value of $15 per share.

The aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both June 30, 2023 and December 31, 2022.

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the Shareholders of any class or series of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize quarterly distributions of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
May 11, 2022	March 31, 2022	May 13, 2022	Regular	$0.33	$12,179,459
February 14, 2022	December 31, 2021	February 14, 2022	Regular	$0.25	$9,338,931

Income and Expense Allocation

As a unitized trust, income and expenses are generally shared by all of the Shareholders pro rata in accordance with their number of shares; provided that if for legal, regulatory or tax reasons that could materially affect the Fund, the Fund may require a Shareholder to withdraw from the trust and to be admitted as a shareholder of a parallel investment entity and transfer such a proportionate share of the trust’s assets and liabilities, and the expenses of such transfer shall be borne by such Shareholder.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	Six months ended June 30,
	2023	2022
Per Share Data
Net asset value, beginning of period	$14.39	$15.27
Net investment income	0.73	0.73
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.05)	(0.93)
Total from operations	0.68	(0.20)
Dividends declared from net investment income	(0.66)	(0.58)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	0.02	(0.78)
Net asset value, end of period	$14.41	$14.49
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(1)(5)	4.79%	-1.31%
Ratios to average net assets(2)(4)
Interest and financing related expenses	6.18%	3.55%
Other operating expenses(6)	2.04%	2.09%
Incentive fees(5)	0.91%	0.56%
Offering costs write off(5)	0.24%	—
Total expenses	9.37%	6.20%
Net investment income	11.45%	10.43%
Net assets, end of period	$531,758,692	$534,805,961
Portfolio turnover rate(3)	16.85%	17.99%
Weighted-average debt outstanding	466,246,367	510,517,795
Weighted-average interest rate on debt(7)	7.04%	3.84%
Weighted-average shares outstanding	36,907,451	36,907,451

(1)
Total return is calculated as the change in net asset value during the respective periods, assuming dividends and distributions, if any, are reinvested, divided by the beginning net asset value per share.
(2)
The net investment income ratio is presented after the effects of expenses (including interest and financing related expenses, the management fee and Incentive Compensation).
(3)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.
(4)
Annualized, except for incentive fees and non-recurring offering costs write off.
(5)
Not annualized.
(6)
Other operating expenses exclude interest and financing related expenses, incentive fees and offering costs write off.
(7)
Annualized.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On August 3, 2023, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, each paid on August 10, 2023, for Shareholders of record on June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Specialty Lending Fund (the "Fund,""we,""us," or "our"). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
changes in the economy;
•
risk associated with possible disruptions in our operations or the economy generally;
•
the impact of global health epidemics on our and our portfolio companies’ business and the global economy;
•
the effect of investments that we expect to make;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest, including as a result of inflation;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments, including the consequences of interest rate increases;
•
the adequacy of our financing sources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
the consequences of the conflict between Russian and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chain;
•
our ability to qualify and maintain our qualification as a BDC; and
•
the effect of changes in laws or regulations affecting our operations or to tax legislation and its tax position.

We use words such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology to identify forward-looking statements.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund, a statutory trust organized under the laws of the state of Maryland, was formed on November 15, 2021 when Silver Point Specialty Credit Fund, L.P., a Delaware limited partnership that started operation on July 1, 2015, transferred all of its assets and liabilities to the Fund. We have elected to be regulated as a BDC under the 1940 Act and to be treated as a partnership for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of June 30, 2023, the portfolio median EBITDA for our portfolio companies was approximately $84.2 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

We focus on U.S. middle market opportunities that have barriers to entry because they entail in-depth due diligence, valuation and collateral analyses; involve complexity; and require speed and certainty of execution and similar features that limit the participation of traditional financing sources. These opportunities are often less competitive and allow us to require more favorable structural and economic terms than available in broader public markets. In addition to investments in U.S. middle market companies, we may invest a portion of our capital in opportunistic investments, including, but not limited to, equity and debt securities (secured or unsecured) and loans. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

Our Adviser believes the middle market lending environment is attractive throughout the credit cycle as a result of the following (i) growing demand for non-traditional lenders, (ii) trajectory of the middle market environment, (iii) dynamics of middle market lending conditions and (iv) the niches of the specialty lending market, which we believe our Adviser has the credit expertise and sourcing relationships to capitalize on. The reduced competition and barriers to entry within these deals may allow us to originate and purchase loans at premium economics and with better creditor protections than those available in the broader market.

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through June 30, 2023, we have invested over $3.2 billion in 213 portfolio companies, excluding any subsequent exits or repayments. As of June 30, 2023, the fair value of our portfolio was invested approximately 95.0% in first lien secured debt, 1.7% in second lien debt, 1.9% in equity investments and 1.4% in other investments.

Relationship with our Adviser

Silver Point Specialty Credit Fund Management, LLC, a Delaware limited liability company and wholly owned subsidiary of Silver Point Capital, L.P. ("Silver Point"), serves as our investment adviser and administrator (see Note 3 to the consolidated financial statements for more details). Subject to the supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required. We believe our Adviser will be able to leverage Silver Point’s existing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors to source attractive investment opportunities.

We seek to accomplish our investment objective through leveraging the $19.3 billion Silver Point investment platform and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

We and our Adviser have obtained an exemptive order from the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board of Trustees determines that it would be advantageous for us to co-invest with other affiliated funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Key Components of Our Results of Operations

Investments

We focus primarily on targeting direct lending opportunities to U.S. middle market companies throughout the business cycle. Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the prevailing economic and market environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain U.S. companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of June 30, 2023, the fair value of the Fund’s total assets was comprised of approximately 84.2% of “qualifying assets.”

Revenues

We generate revenue primarily in the form of interest income on the investments we hold and, to a lesser extent, capital gains on the sales of loans and debt and equity securities and dividend income on direct equity investments. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance, consulting fees and prepayment fees.

Interest and dividend income are recorded on an accrual basis. Loan origination fees, original issue discount and market discounts or premiums are capitalized, and we accrete or amortize such amounts to income. We record contractual prepayment premiums and the acceleration of unamortized premiums or discounts on loans and debt securities as income, which can cause investment income to vary quarter by quarter.

Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of debt investments and any accrued but unpaid interest generally becomes due at the maturity date. Generally a small but varied number of portfolio companies may make voluntary prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends. Repayments of our debt investments can reduce interest income from period to period.

We recognize realized gains or losses on sales of investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment at time of disposition, without regard to unrealized gains or losses previously recorded. We record changes in unrealized gain or loss on investments based on the current period changes in fair value of investments inclusive of the reversal of previously recorded unrealized gains or losses with respect to investments realized during the current period.

Expenses

Our primary operating expenses include interest and financing costs incurred from our credit facilities and the payment of fees to our Adviser under the Advisory Agreement. Additionally, we bear other costs and expenses of our operations, administration and transactions, including, but not limited to, the following:

•
our operational expenses;
•
investment advisory and management fees;
•
expenses, including travel expenses, incurred by our Adviser, or members of our investment team, or payable to third parties, in respect of prospective or consummated investments;
•
amounts payable to third parties relating to, or associated with, making or holding investments, including legal, tax, consulting and other professional expenses;
•
commissions and other compensation payable to brokers or dealers;
•
custodial fees;
•
certain taxes;
•
direct costs and expenses of administration, including audit, accounting, consulting and legal costs;
•
errors and omissions liability for Trustees and officers;
•
interest payable on debt, if any, incurred to finance our investments;
•
calculation of our net asset value (including the costs and expenses of any independent valuation firms);
•
Independent Trustee fees and expenses;
•
the costs of any reports, proxy statements or other notices to our Shareholders, the SEC and other regulatory authorities (including printing and mailing costs), the costs of any Shareholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters; and
•
our fidelity bond.

We bear other costs and expenses of our operations and transactions in accordance with and as set forth in more detail in our Advisory Agreement (see Note 3 to the consolidated financial statements).

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the 1940 Act, our total borrowings are limited so that we cannot incur additional borrowings if, immediately after such borrowing, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 200%. This means that we can borrow up to $1 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

Market Opportunity

We believe the middle market lending environment, and in particular our focus area within middle market lending, is attractive throughout the credit cycle as a result of a combination of the following:

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2022 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, middle market companies reported continued strong year-over-year average rate of revenue growth holding steady at approximately 12% in 2022. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

Specialty Lending Market. We believe that middle market lending opportunities yield higher returns with better creditor protections when compared to broadly syndicated loan opportunities and that a unique opportunity exists for specialty lenders with differentiated sourcing channels and underwriting expertise to structure deals with more favorable terms than the broader market. We believe there persists a void in the market for deals where the borrower is in an industry or position that requires the lender to (i) conduct independent in-depth enterprise and collateral analysis and/or understand complexity, (ii) offer creative customized solutions and/or (iii) provide capital with speed and certainty of execution. We believe the reduced competition and barriers to entry within these deals allow us to originate loans at a risk-adjusted return premium to the broader market and to secure relatively stronger covenant packages, which provides our loans with significant downside protection.

Specialty Lending Expertise. Successfully lending within the middle market space requires a specialized skill set, particularly in assessing credit quality and risk, assessing business valuations, structuring and documentation, and asset management. Lenders in the middle market space have the ability to enhance value through intricate knowledge of capital structures and business dynamics, and through thoughtful structuring of financial covenants. Furthermore, lenders who engage in robust asset monitoring and management can successfully enhance returns throughout the business and credit cycle. We believe Silver Point is well-positioned to extract value from middle market opportunities given its platform, deep credit expertise, and experience managing portfolios of loans across cycles.

Attractive Opportunities to Invest in Senior Secured and Floating Rate Loans. We believe that opportunities to invest in senior secured loans are attractive because of the floating rate structure of most senior secured debt issuances and the defensive characteristics of these types of investments in a rising rate environment. We believe that floating rate debt investments can offer a superior return profile relative to fixed-rate investments, since floating rate structures are generally less susceptible to declines in value in a rising rate environment. In addition, senior secured debt possesses attractive defensive characteristics given its priority in payment relative to junior debt holders and equity holders.

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be significantly increased demand for private credit from the dislocated public markets and we believe this will continue for the remainder of 2023 and into 2024. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape. We believe that the best loans, characterized by favorable economics and enhanced lender protections, are often underwritten in these times of uncertainty.

Portfolio and Investment Activity

As of June 30, 2023 and December 31, 2022, we had investments in 77 and 74 portfolio companies, respectively, with an aggregate fair value of $847.4 million and $815.4 million, respectively. As of June 30, 2023 and December 31, 2022, our portfolio had an average portfolio company investment size of $11.0 million and $11.0 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $823.7 million and $898.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Our average investment portfolio size based on fair value was $820.9 million and $916.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

The table below summarizes our investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$826.4	$804.9	95.0%	$795.8	$773.1	94.8%
Second-lien debt	14.8	14.7	1.7%	14.8	14.7	1.8%
Equities	8.5	16.3	1.9%	7.8	16.1	2.0%
Other investments	13.5	11.5	1.4%	13.1	11.5	1.4%
Total	$863.2	$847.4	100.0%	$831.5	$815.4	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$830.6	96.2%	$817.1	96.4%	$816.5	98.2%	$800.3	98.1%
Non-accrual(1)	32.6	3.8%	30.3	3.6%	15.0	1.8%	15.1	1.9%
Total	$863.2	100.0%	$847.4	100.0%	$831.5	100.0%	$815.4	100.0%

(1) Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended June 30, 2023, we funded $104.3 million in 8 new portfolio companies and $29.1 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.0 years. For the same period, we received $87.4 million of aggregate repayments, paydowns and sales.

For the three months ended June 30, 2022, we funded $86.2 million in 8 new portfolio companies and $10.1 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.1 years. For the same period, we received $47.6 million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended June 30, 2023 and June 30, 2022 is presented below:

	For the Three Months Ended June 30,
($ in millions)	2023	2022
Investment funded:
New purchases	$104.3	$86.2
Follow-ons	29.1	10.1
Total	$133.4	$96.3
Investments funded:
First-lien debt	$133.2	$96.3
Second-lien debt	—	—
Other secured debt	—	—
Equities	0.1	—
Other investments	0.1	—
Total	$133.4	$96.3
Investments sold or repaid:
First-lien debt	$(87.2)	$(33.1)
Second-lien debt	—	(14.4)
Other secured debt	—	—
Equities	(0.2)	(0.1)
Other investments	—	—
Total	$(87.4)	$(47.6)
Number of new investment commitments in new portfolio companies	8	8
Average new investment fundings in new portfolio companies	$13.0	$12.0
Weighted average term (years) for new investments in new portfolio companies	5.0	5.1
Percentage of new floating rate investments at fair value	100.0%	100.0%
Percentage of new fixed rate investments at fair value	—	—
Weighted average yield of new investments at fair value	13.9%	9.0%
Weighted average spread over SOFR of new floating rate investments at fair value	8.0%	6.7%

The weighted average yields and interest rates of our debt investments at fair value, as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted average yield of portfolio	12.2%	11.3%
Weighted average yield of performing debt investments	13.1%	11.9%
Weighted average interest rate of performing debt investments	12.2%	11.0%
Weighted average spread over SOFR of floating rate performing investments	7.3%	7.0%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Total investment income	$27.8	$21.4	$54.8	$45.6
Less: Total expenses	13.5	10.0	27.7	18.6
Net investment income	14.3	11.4	27.1	27.0
Net realized gain (loss)	(0.9)	(3.9)	(2.3)	(2.4)
Net change in unrealized gain (loss)	(0.4)	(20.6)	0.3	(32.0)
Net increase (decrease) in net assets resulting from operations	$13.0	$(13.1)	$25.1	$(7.4)

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income, excluding PIK interest	$26.5	$19.9	$53.0	$41.3
PIK interest income	0.9	0.2	1.4	1.2
Dividend income	—	0.8	—	2.1
Other income	0.4	0.5	0.4	1.0
Total investment income	$27.8	$21.4	$54.8	$45.6

For the three months ended June 30, 2023, total investment income of $27.8 million, increased by approximately $6.4 million, from $21.4 million for three months ended June 30, 2022, primarily due to an increase in interest income (excluding PIK interest) of $6.6 million. This was largely driven by an increase in annualized yield (excluding PIK) of approximately 405 basis points, primarily due to the increasing base rate environment, and partially offset by a decrease in average portfolio size of $75.2 million at fair value.

For the six months ended June 30, 2023, total investment income of $54.8 million, increased by approximately $9.2 million, from $45.6 million for the six months ended June 30, 2022, primarily due to an increase in interest income (excluding PIK interest) of approximately $11.7 million and partially offset by a decrease in dividend income of $2.1 million. The increase in interest income (excluding PIK interest) was largely due to an increase in annualized yield (excluding PIK) of approximately 391 basis points, primarily due to the increasing base rate environment, and partially offset by a decrease in average portfolio size of $95.4 million at fair value.

Expenses

Operating expenses for the three and six months ended June 30, 2023 and June 30, 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest and financing expenses	$8.2	$5.3	$16.3	$9.7
Management fee	1.0	1.0	2.1	2.1
Income incentive compensation	2.6	2.0	4.8	4.5
Capital gains incentive compensation	—	—	—	(1.4)
Professional fees	0.7	0.7	1.4	1.5
Administration fees	0.6	0.5	1.1	0.9
Trustee fees	0.1	0.1	0.2	0.2
Offering costs write off	—	—	1.3	—
Other general and administrative expenses	0.3	0.4	0.5	1.1
Total expenses	$13.5	$10.0	$27.7	$18.6

For the three months ended June 30, 2023, total expenses increased $3.5 million to $13.5 million, from $10.0 million for the three months ended June 30, 2022. Interest and financing expenses for the three months ended June 30, 2023 increased $2.9 million over the same quarter in the prior year, primarily due to an increase in annualized weighted average borrowing costs of approximately 286 basis points driven primarily by an increase in base rates and partially offset by a decrease in average debt of $37.8 million. Additionally, for the three months ended June 30, 2023, income incentive compensation increased $0.6 million, associated with an increase in pre-incentive net investment income, compared to the same quarter in the prior year.

For the six months ended June 30, 2023, total expenses increased $9.1 million to $27.7 million, from $18.6 million for the six months ended June 30, 2022. Interest and financing expenses for the six months ended June 30, 2023 increased $6.6 million over the same period in the prior year, primarily due to an increase in annualized weighted average borrowing costs of approximately 320 basis points, driven primarily by an increase in base rates and partially offset by a decrease in average debt of $44.3 million. Additionally, for the six months ended June 30, 2023, nonrecurring deferred offering costs of $1.3 million were written off and were presented as offering cost write off above. Furthermore, for the six months ended June 30, 2022, $1.4 million in previously accrued capital gain incentive compensation was reversed, which reduced operating cost for that period.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net realized gain (loss):
Investments	$(0.6)	$(5.4)	$(2.1)	$(4.8)
Foreign currency ("FX") transactions and FX forward contracts	(0.6)	1.5	(0.5)	2.4
Interest rate swaps	0.3	—	0.3	—
Total net realized gain (loss)	(0.9)	(3.9)	(2.3)	(2.4)
Net change in unrealized appreciation (depreciation):
Investments	(1.4)	(21.2)	0.2	(33.1)
Translation in FX and FX forward contracts	0.3	0.9	—	1.4
Interest rate swaps and total return swaps	0.7	(0.3)	0.1	(0.3)
Total net change in unrealized appreciation (depreciation)	(0.4)	(20.6)	0.3	(32.0)

Net Realized Gain (Loss)

For the three months ended June 30, 2023 and June 30, 2022, net realized gain (loss) on investments was $(0.6) million and $(5.4) million, respectively, primarily driven by one portfolio company and one portfolio company, respectively. For the six months ended June 30, 2023 and June 30, 2022, net realized gain (loss) on investments was $(2.1) million and $(4.8) million, respectively, primarily driven by two portfolio companies and one portfolio company, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three and six months ended June 30, 2023, net change in unrealized appreciation (depreciation) on investments was $(1.4) million and $0.2 million, respectively. For the three months ended June 30, 2023, we had gross unrealized appreciation of $6.7 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(8.1) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the six months ended June 30, 2023, we had gross unrealized appreciation of $11.1 million, primarily driven by four portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(10.9) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three and six months ended June 30, 2022, net change in unrealized appreciation (depreciation) on investments was $(21.2) million and $(33.1) million, respectively, primarily driven by widening of credit spreads and certain portfolio company-specific developments. For the three months ended June 30, 2022, we had gross unrealized appreciation of $7.3 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(28.5) million, primarily driven by nine portfolio companies with respective unrealized depreciation above $(1.0) million. For the six months ended June 30, 2022, we had gross unrealized appreciation of $6.6 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(39.7) million, primarily driven by ten portfolio companies with respective unrealized depreciation above $(1.0) million.

Federal Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. Therefore, we are generally not subject to U.S. federal income taxes as each partner is individually liable for income taxes, if any, on its share of net taxable income on a flow through basis. Interest, dividends, and other income realized from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream.

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through June 30, 2023, we have fully exited investments in 137 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.5%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the 1940 Act.

Derivatives and Hedging

We have designated certain interest rate swaps to be in a hedge accounting relationship associated with our fixed rate debt and we also use interest rate swaps to reduce the interest rate risk exposure of certain fixed rate investments. We also entered into foreign currency forward contracts to manage the foreign currency exposure in our non-U.S. dollar denominated investments. See Note 2 and Note 7 to the consolidated financial statements for more details regarding the accounting policies and additional disclosure for derivative instruments. See Note 6 to the consolidated financial statements for additional disclosure regarding the carrying value of the hedged debt.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from net investor capital contributions/equity issuances, advances from our credit facilities and cash flows from operations. The primary uses of our cash and cash equivalents are investments, costs of operations, debt service, repayment and other financing costs and distributions to investors.

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2023 and December 31, 2022, our asset coverage ratio was 2.15 and 2.15, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of June 30, 2023 and December 31, 2022, our unfunded portfolio commitments were approximately $20.4 million and $25.4 million, respectively. Further, we maintain sufficient cash and borrowing capacity to cover any short term funding requirements.

Cash as of June 30, 2023, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2023, we had approximately $68.6 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of June 30, 2023, we had $136.7 million in cash and cash equivalents, foreign cash held at banks and restricted cash. During the six months ended June 30, 2023, cash used in operating activities was $(11.1) million, primarily driven by purchases of investments of $(165.8) million, unsettled transactions of $(5.1) million and other operating activity of $(3.6) million , partially offset by proceeds from investments of $138.3 million and an increase in net assets resulting from operations of $25.1 million. Lastly, cash used in financing activities was $(24.0) million, primarily due to dividends paid of $(24.4) million and payment of deferred financial cost of approximately $(1.0) million, partially offset by net proceeds from borrowings of $1.4 million.

Contractual Obligations

As of June 30, 2023, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2021 CLO	$288.0	$—	$—	$—	$288.0
2026 Notes	145.0	—	—	145.0	—
Revolving Credit Facility	31.4	—	—	31.4	—
Total Contractual Obligations	$464.4	$—	$—	$176.4	$288.0

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”) and the Fund owns $112 million of Class D and Subordinated Notes. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and is backed by a diversified portfolio of senior secured and second lien loans and senior secured bonds (see Note 6 to the consolidated financial statements for more details). The 2021 CLO consists of the following:

	June 30, 2023
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	6.97%
Class A-1a Notes	104.5	104.5	S+1.72%	6.97%
Class A-1b Notes	7.5	7.5	2.45%	2.45%
Class A-2a Notes	6.0	6.0	S+1.90%	7.15%
Class A-2b Notes	10.0	10.0	2.81%	2.81%
Class B-1 Notes	8.0	8.0	S+2.00%	7.25%
Class B-2 Notes	8.0	8.0	2.94%	2.94%
Class C Notes	44.0	44.0	S+3.00%	8.25%
Total 2021 CLO	$288.0	$288.0		6.80%

2026 Notes

On November 4, 2021, the Fund placed $145 million aggregate principal amount of notes that mature on November 4, 2026 (the “2026 Notes”). The 2026 Notes were issued in two tranches, with $100 million of tranche A notes funded on November 4, 2021 and $45 million of tranche B notes funded on January 21, 2022. The 2026 Notes bear interest at a rate of 4.00% per year, payable semi-annually on November 4 and May 4, of each year, commencing on May 4, 2022. The 2026 Notes are governed by a purchase agreement, dated November 4, 2021, by and among the Fund and the purchasers. In connection with the 2026 Notes, the Fund entered into interest rate swaps during the second quarter of 2023 and applied hedge accounting for the designated hedge relationship between the 2026 Notes and the swaps. As a result of these swaps, the Fund's effective interest rate on the 2026 Notes is SOFR plus 4 basis points during the swaps' outstanding period (see Note 6 to the consolidated financial statements for more details).

Revolving Credit Facility

On October 17, 2017, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent (the “Facility Agent”) and U.S. Bank National Association as collateral agent (the “Collateral Agent”).

As of June 30, 2023, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of

0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

Distributions

We intend to pay quarterly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time (see Note 9 to the consolidated financial statements for more details).

Unfunded Portfolio Commitments

From time to time, we may enter into commitments to fund investments. We incorporate these commitments into our assessment of our liquidity position. Our senior secured revolving loan commitments are generally available on a borrower’s demand and may remain outstanding until the maturity date of the applicable loan. Our senior secured term loan commitments generally require certain criteria to be met to be released, and, once drawn, generally have the same remaining term as the associated Revolving Credit Facility.

As of June 30, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2023	December 31, 2022
First Lien Secured Debt	$20.1	$22.2
Second Lien Secured Debt	—	2.9
Other Investments	0.3	0.3
Total Portfolio Fund Commitments	$20.4	$25.4

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement and the sub-administration agreement (see Note 3 to the consolidated financial statements). Payments under the Advisory Agreement are equal to (1) a percentage of the Shareholders’ aggregate net capital contributions, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

Financial Instruments

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in our registration statement on Form 10/A, filed with the SEC on June 1, 2023, and elsewhere in our filings with the SEC (see Note 2 and Note 5 to the consolidated financial statements for more information on our valuation process).

Recent Developments

On August 3, 2023, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, each paid on August 10, 2023, for Shareholders of record on June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates, foreign currency rates and the valuations of our investment portfolio.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

As of June 30, 2023, approximately 93.0% of our total debt investments at fair value (or 94.8% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 98.3% of our performing debt investments based on fair value were effectively floating rate investments at June 30, 2023. Our Revolving Credit Facility and a majority of the 2021 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designed hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of June 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	June 30, 2023
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$22.5	$(13.2)	$9.3
Up 200 basis points	15.0	(8.8)	6.2
Up 100 basis points	7.5	(4.4)	3.1
Up 50 basis points	3.7	(2.2)	1.5
Down 50 basis points	(3.9)	2.2	(1.7)
Down 100 basis points	(7.7)	4.4	(3.3)
Down 200 basis points	(15.2)	8.8	(6.4)
Down 300 basis points	(22.2)	13.2	(9.0)

(1) Includes the impact of effective hedge through interest rate swaps associated with the 2026 Notes.

(2) Excludes the impact of income based incentive fees. See Note 3 to the consolidated financial statements for more details on fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. We also have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment. To the extent the loan or investment is based on a floating rate other than a rate under which we can borrow under our Revolving Credit Facility, we may seek to utilize interest rate derivatives to hedge our exposure to changes in the associated rate.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and our Adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our Adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent registration statement on Form 10/A, filed with the SEC on June 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
10.1	Third Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023).
10.2	2021 CLO Supplemental Indenture*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: August 14, 2023	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer