Form 10-Q
period 2023-09-30
Silver Point Specialty Lending Fund
filed 2023-11-08
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56533

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

As of November 8, 2023, the registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $792,735,511 and $784,623,099, respectively)	$795,288,140	$772,797,091
Non-controlled, affiliated investments (amortized cost of $14,509,173 and zero, respectively)	13,457,290	—
Controlled investments (amortized cost of $62,044,664 and $46,857,175, respectively)	54,168,657	42,627,570
Total investments, at fair value (amortized cost of $869,289,348 and $831,480,274, respectively)	862,914,087	815,424,661
Cash and cash equivalents	55,726,130	126,670,529
Restricted cash and cash equivalents	47,300,951	41,633,237
Foreign cash held at banks (cost of $3,256,543 and $3,506,000, respectively)	3,083,612	3,490,954
Receivable for unsettled transactions	5,819,441	—
Interest receivable	12,465,305	9,464,884
Incentive compensation clawback (Note 3)	4,482,674	—
Foreign currency forward contracts, at fair value	325,570	242,373
Interest rate swaps, at fair value	653,561	165,747
Due from broker	4,528,507	2,969,179
Deferred financing costs	825,333	326,646
Deferred offering costs	—	1,272,403
Other assets	911,066	1,313,540
Total assets	$999,036,237	$1,002,974,153

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,183,290 and $4,392,436, respectively)	$442,145,164	$458,582,502
Payable for unsettled transactions	225,407	2,618,673
Due to Broker	854,529	—
Interest payable	6,971,589	4,848,329
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,726
Income incentive compensation payable to an affiliate (Note 3)	2,689,216	2,147,321
Interest rate swaps, at fair value	2,975,528	—
Foreign currency forward contracts, at fair value	—	125,230
Payable to Trustees	14,280	—
Accrued expenses and other liabilities	2,168,493	2,645,540
Total liabilities	459,073,876	471,997,321

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(13,649,410)	(22,634,939)
Total net assets	539,962,361	530,976,832
Total liabilities and net assets	$999,036,237	$1,002,974,153
Net asset value per share	$14.63	$14.39

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$27,460,022	$23,487,466	$79,520,209	$64,027,949
PIK interest income	1,089,653	398,033	2,496,751	1,564,121
Dividend income	—	1,567,687	—	3,630,921
Other income	11,045	22,138	404,824	991,666
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	520,188	—	520,188	—
Controlled investments:
Interest income (excluding PIK interest)	485,518	443,102	1,408,213	1,275,972
PIK interest income	19,655	12,274	51,573	32,561
Total investment income	29,586,081	25,930,700	84,401,758	71,523,190

Expenses:
Interest and financing expenses	8,552,658	6,716,333	24,827,338	16,444,562
Management fee (Note 3)	1,029,670	1,029,670	3,089,009	3,089,009
Income incentive compensation (Note 3)	2,688,484	2,492,168	7,508,253	7,012,696
Capital gains incentive compensation (Note 3)	—	—	—	(1,429,874)
Incentive compensation clawback (Note 3)	(4,482,674)	—	(4,482,674)	—
Professional fees	786,703	757,096	2,143,149	2,269,078
Administration fees	566,933	492,326	1,744,815	1,373,236
Trustee fees	88,219	88,223	261,780	269,277
Offering costs write off	—	—	1,272,403	—
Other general and administrative expenses	440,263	314,439	1,038,844	1,407,806
Total expenses	9,670,256	11,890,255	37,402,917	30,435,790

Net investment income	19,915,825	14,040,445	46,998,841	41,087,400

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(9,476,910)	(325,333)	(11,587,924)	(5,407,799)
Controlled investments	317,952	—	317,952	310,149
Foreign currency transactions	25,402	(344,827)	490,803	(2,325,945)
Foreign currency forward contracts	851,198	2,165,394	(112,799)	6,531,183
Interest rate swaps	(299,446)	—	48,678	—
Total return swaps	—	163,071	—	163,071
Total net realized gain (loss)	(8,581,804)	1,658,305	(10,843,290)	(729,341)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	11,200,341	(5,088,573)	14,378,637	(38,136,403)
Non-controlled/affiliated investments	(1,051,883)	—	(1,051,883)	—
Controlled investments	(701,973)	(1,328,465)	(3,646,402)	(1,425,277)
Translation of assets and liabilities in foreign currencies	(170,784)	59,792	(151,829)	476,065
Foreign currency forward contracts	208,019	322,219	208,427	1,367,231
Interest rate swaps	303,536	422,984	369,554	422,984
Total return swaps	—	336,577	—	—
Total net change in unrealized appreciation (depreciation)	9,787,256	(5,275,466)	10,106,504	(37,295,400)
Net gain (loss)	1,205,452	(3,617,161)	(736,786)	(38,024,741)
Net increase (decrease) in net assets resulting from operations	$21,121,277	$10,423,284	$46,262,055	$3,062,659
Net investment income per share (Basic and Dilutive)	$0.54	$0.38	$1.27	$1.11
Earnings per share (Basic and Dilutive)	$0.57	$0.28	$1.25	$0.08
Weighted average shares outstanding	36,907,451	36,907,451	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$19,915,825	$14,040,445	$46,998,841	$41,087,400
Net realized gain (loss)	(8,581,804)	1,658,305	(10,843,290)	(729,341)
Net change in unrealized appreciation (depreciation)	9,787,256	(5,275,466)	10,106,504	(37,295,400)
Net increase (decrease) in net assets resulting from operations	21,121,277	10,423,284	46,262,055	3,062,659
Distributions (Note 9)
Distributions from distributable earnings	(12,917,608)	(12,179,459)	(37,276,526)	(33,697,849)
Net decrease in net assets resulting from distributions	(12,917,608)	(12,179,459)	(37,276,526)	(33,697,849)
Net increase (decrease) in net assets	8,203,669	(1,756,175)	8,985,529	(30,635,190)
Net assets, beginning of period	531,758,692	534,805,961	530,976,832	563,684,976
Net assets, end of period	$539,962,361	$533,049,786	$539,962,361	$533,049,786

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$46,262,055	$3,062,659
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(6,700,435)	(8,433,989)
Amortization of deferred financing costs and debt issuance costs	1,779,869	2,059,822
Offering costs write off	1,272,403	—
Payments for purchase of investments	(232,454,846)	(177,542,809)
Proceeds from sales, paydowns and resolutions of investments	192,624,559	283,589,370
Interest paid-in-kind	(2,548,324)	(817,200)
Net realized (gain) loss from investments	11,269,972	5,097,650
Net change in unrealized (appreciation) depreciation from investments	(9,680,352)	39,561,680
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(208,427)	(1,367,231)
Net change in unrealized (appreciation) depreciation from interest rate swaps	(369,554)	(422,984)
Net change in unrealized (appreciation) depreciation from total return swaps	—	—
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged item	(23,427)	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	(5,819,441)	24,464,754
Interest receivable	(3,000,421)	(3,462,671)
Incentive compensation clawback	(4,482,674)	—
Due from broker	(1,559,328)	(800,000)
Other assets	402,474	(748,929)
Due to broker	854,529	1,620,000
Payable for unsettled transactions	(2,393,266)	(5,478,227)
Interest payable	2,123,260	2,836,557
Management fees payable to an affiliate	—	503,449
Income incentive compensation payable to an affiliate	541,895	(2,064,253)
Capital gains incentive compensation payable to an affiliate	—	(1,411,001)
Interest rate swaps, at fair value	334,211	—
Payable to Trustees	14,280	(20,176)
Accrued expenses and other liabilities	(477,103)	1,361,636
Net cash provided by (used in) operating activities	(12,238,091)	161,588,107
Cash flows from financing activities
Proceeds from debt borrowings	35,900,000	72,800,000
Principal debt payments	(51,000,000)	(122,000,000)
Payment of deferred financing costs and debt issuance costs	(1,069,410)	(1,076,853)
Payment of deferred offering costs	—	(491,201)
Capital distributions / dividends paid	(37,276,526)	(33,697,849)
Net cash provided by (used in) financing activities	(53,445,936)	(84,465,903)
Net increase (decrease)	(65,684,027)	77,122,204

Beginning of period balance(1)	171,794,720	127,943,104
End of period balance(1)	$106,110,693	$205,065,308
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$20,242,740	$11,548,183
Cash paid during the period for income taxes	$85,554	$28,455

	September 30,
	2023	2022
Cash and cash equivalents	$55,726,130	$161,441,324
Foreign cash held at banks	3,083,612	1,481,207
Restricted cash and cash equivalents	47,300,951	42,142,777
Total	$106,110,693	$205,065,308

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
Secured Loans
1st Lien Term Loan
United States of America
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+5.85%, 1.00% Floor	11.18%	4/8/2022	11/30/2026	$6,511,493	$6,418,532	$6,282,943	1.16%
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	Manufacturing	S+7.01%, 1.00% Floor	12.40	11/23/2022	11/23/2027	8,721,888	8,534,614	8,534,650	1.58
Accela Inc/US⁽⁷⁾	Government Services	S+6.00%, 0.75% Floor	11.32	9/1/2023	9/1/2030	9,687,879	9,496,799	9,494,122	1.76
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Business Services	S+6.26%, 1.00% Floor	11.65	10/18/2021	3/26/2027	19,600,561	18,295,231	18,614,229	3.45
ADS Tactical Inc⁽⁷⁾⁽⁹⁾	Aerospace & Defense	S+5.86%, 1.00% Floor	11.18	3/4/2021	3/19/2026	4,713,908	4,660,080	4,603,834	0.85
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	Aerospace & Defense	S+6.85%, 1.00% Floor	12.17	5/24/2022	5/24/2027	13,587,905	13,275,886	13,187,347	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.42	4/22/2022	4/22/2027	9,723,829	9,573,213	9,721,146	1.80
Allentown LLC⁽⁷⁾	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor (0.50% on unfunded)	11.42	4/22/2022	4/22/2027	1,733,347	1,709,287	1,732,868	0.32
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	Business Services	S+7.00%, 1.00% Floor	12.08	5/2/2023	5/2/2030	5,851,465	5,680,186	5,690,567	1.05
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	S+5.36%, 0.75% Floor	10.69	4/28/2021	5/3/2028	8,522,940	8,400,120	8,246,267	1.53
Amerijet Holdings Inc⁽⁷⁾⁽⁸⁾	Airline & Airport Services	S+9.26%, 1.00% Floor	14.63	12/28/2021	12/28/2025	14,540,241	14,276,387	13,458,659	2.49
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	Restaurants	S+6.03%, 1.00% Floor	11.42	7/20/2021	7/21/2027	4,900,000	4,831,227	4,778,812	0.89
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²³⁾	Technology	S+6.44%, 0.75% Floor	11.76	5/26/2022	5/26/2028	2,204,956	2,168,850	2,170,919	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	Consumer Products	S+10.76%, 2.00% Floor	16.13	5/24/2023	5/24/2028	10,945,317	10,794,637	10,758,779	1.99
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.58	5/26/2023	6/1/2025	6,623,459	6,549,705	6,438,356	1.19
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	Pharmaceuticals & Life Sciences	S+6.73%, 0.75% Floor	12.05	9/28/2021	9/20/2027	16,652,769	16,084,786	16,148,642	2.99
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+5.26%, 1.00% Floor (2.00% on unfunded)	10.65	11/19/2021	6/11/2027	2,621,162	2,603,622	2,559,296	0.47
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.65	6/10/2021	6/11/2027	4,204,005	4,174,760	4,104,781	0.76
BEL USA LLC⁽⁷⁾⁽¹⁴⁾	E-Commerce	S+7.15%, 2.50% Floor	12.53	12/13/2018	6/2/2026	9,262,201	9,197,964	9,021,223	1.67
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	E-Commerce	S+7.51%, 2.25% Floor	12.92	2/17/2021	3/31/2027	22,454,018	22,081,108	21,228,950	3.93
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	E-Commerce	S+7.51%, 2.25% Floor (1.00% on unfunded)	12.92	7/12/2021	3/31/2027	524,434	511,149	495,822	0.09
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²⁴⁾	Aerospace & Defense	S+10.51%, 1.50% Floor	15.90	8/20/2019	8/20/2024	9,792,291	9,697,128	9,768,777	1.81
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	Software & Services	S+7.50%, 0.75% Floor	12.82	2/27/2023	2/27/2030	10,351,154	10,121,990	10,106,312	1.87
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Software & Services	S+7.50%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(10,614)	(21,861)	0.00
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁹⁾	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	13.43	8/30/2023	8/30/2027	20,291,166	19,709,011	19,721,065	3.65
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Oilfield Services	S+7.40%, 0.75% Floor	12.79	3/2/2022	3/4/2027	23,390,245	22,866,627	22,995,154	4.26
Form Technologies Inc⁽⁹⁾	Automobiles & Components	S+4.60%, 1.00% Floor	10.02	2/19/2021	7/22/2025	3,484,308	3,460,661	3,229,953	0.60
Form Technologies Inc⁽⁹⁾⁽²³⁾	Automobiles & Components	S+9.10%, 1.00% Floor	14.52	2/19/2021	10/22/2025	1,409,513	1,399,721	1,057,135	0.20
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+6.00%, 1.00% Floor	11.41	9/1/2023	9/1/2029	8,786,514	8,612,458	8,610,784	1.59
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/1/2029	3,172,908	(31,303)	(31,729)	(0.01)
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.07	4/19/2023	4/19/2030	1,922,454	181,617	158,144	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	Professional Services	S+6.75%, 1.00% Floor	12.08	4/19/2023	4/19/2030	8,821,180	8,563,973	8,574,156	1.59
Grindr Capital LLC (fka San Vicente Capital LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Technology	S+8.26%, 1.50% Floor	13.63	11/14/2022	11/15/2027	9,908,478	9,825,205	9,942,067	1.84
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	Aerospace & Defense	S+7.75%, 2.00% Floor	13.14	9/6/2019	7/30/2024	25,807,395	25,714,377	25,625,616	4.75
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.28	10/17/2022	11/1/2025	14,926,857	14,703,656	14,691,456	2.72

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾⁽¹⁷⁾	Pharmaceuticals & Life Sciences	S+7.43%, 1.00% Floor	12.69%	11/3/2021	11/5/2026	$16,701,115	$16,355,114	$16,090,748	2.98%
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.33	7/23/2021	12/31/2024	6,526,401	6,389,486	6,381,101	1.18
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.57	7/23/2021	7/23/2026	18,100,298	17,888,058	17,898,440	3.31
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.83	12/1/2022	5/29/2026	4,568,481	4,418,363	4,394,977	0.81
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	Manufacturing	S+6.65%, 1.00% Floor	12.04	4/30/2021	4/30/2026	12,084,817	12,025,399	12,079,118	2.24
Mad Engine Global, LLC⁽⁷⁾⁽⁹⁾	Consumer Apparel	S+7.26%, 1.00% Floor	12.65	6/30/2021	7/15/2027	11,400,000	11,196,641	8,462,083	1.57
Manchester Acquisition Sub LLC⁽⁷⁾⁽⁹⁾	Specialty Chemicals	S+5.90%, 0.75% Floor	11.31	11/16/2021	12/1/2026	6,500,704	6,259,757	6,170,683	1.14
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	Technology	S+7.00%, 1.00% Floor	12.32	5/31/2023	5/31/2030	16,890,995	16,560,062	16,761,321	3.10
MMS BidCo LLC⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+6.75%, 1.00% Floor	11.78	6/30/2022	6/30/2027	8,710,730	8,573,408	8,641,647	1.60
Mountaineer Merger Corp⁽⁷⁾⁽⁹⁾	Specialty Retail	S+7.26%, 0.75% Floor	12.63	10/22/2021	10/26/2028	4,687,500	4,580,844	3,789,402	0.70
National Dentex Corp⁽⁷⁾⁽¹²⁾	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	13.54	10/26/2020	4/3/2026	5,720,823	5,614,267	5,627,812	1.04
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.54	10/26/2020	4/3/2026	11,370,089	11,162,311	11,185,288	2.07
Nine West Holdings Inc⁽⁸⁾	Consumer Brands	S+9.10%, 1.00% Floor	14.47	3/19/2019	3/20/2026	2,362,839	2,322,346	1,769,176	0.33
Northstar Group Services Inc⁽⁷⁾⁽⁹⁾	Business Services	S+5.61%, 1.00% Floor	10.93	9/29/2021	11/12/2026	9,483,865	9,453,649	9,307,176	1.72
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁹⁾	Paper & Packaging	S+8.40%, 1.00% Floor	13.77	6/30/2023	6/30/2027	22,743,158	22,302,435	22,396,554	4.15
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁷⁾⁽⁹⁾	Business Services	S+7.40%, 1.00% Floor	12.79	12/6/2022	12/6/2027	6,001,307	5,840,547	5,889,974	1.09
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	Consumer Products	S+7.10%, 0.50% Floor	12.26	5/17/2022	5/25/2027	9,717,512	9,374,957	9,712,653	1.80
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.78	7/25/2022	3/4/2025	11,121,602	11,038,981	11,118,544	2.06
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.78	9/1/2022	3/4/2025	1,229,239	1,208,283	1,228,901	0.23
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	Oilfield Services	S+7.51%, 1.00% Floor	12.90	1/4/2023	3/4/2025	1,048,249	1,032,328	1,047,960	0.19
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.67	8/31/2023	8/31/2030	7,941,982	7,803,984	7,802,997	1.45
SBP Holdings LP⁽⁶⁾⁽⁷⁾	Industrial Products & Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.14	3/27/2023	3/27/2028	761,576	399,906	396,071	0.07
SBP Holdings LP⁽⁷⁾⁽⁹⁾	Industrial Products & Services	S+6.75%, 1.00% Floor	12.14	3/27/2023	3/27/2028	5,306,451	5,154,128	5,162,355	0.96
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.40	6/21/2023	6/21/2029	12,571,471	12,203,358	12,214,525	2.26
Smarsh Inc⁽⁷⁾⁽⁹⁾	Software & Services	S+6.50%, 0.75% Floor	11.84	2/18/2022	2/18/2029	3,781,071	3,719,749	3,757,456	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	Software & Services	S+6.50%, 0.75% Floor (1.00% on unfunded)	11.84	2/18/2022	2/18/2029	945,268	461,221	466,730	0.09
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	Specialty Chemicals	S+6.50%, 0.75% Floor	11.95	5/11/2022	5/19/2028	19,094,405	18,771,048	18,319,888	3.39
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Automobiles & Components	S+7.40%, 1.00% Floor	12.82	1/22/2021	1/22/2027	21,173,405	20,926,046	20,758,921	3.84
STV Group, Inc⁽⁷⁾⁽⁹⁾	Professional Services	S+5.35%	10.67	8/3/2020	12/11/2026	4,982,030	4,842,647	4,905,983	0.91
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽⁹⁾	Software & Services	S+9.40%, 1.00% Floor	14.76	10/15/2020	10/15/2025	13,397,121	13,224,199	13,281,088	2.46
Tops MBO Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾	Staples Retail	S+8.10%, 1.25% Floor	13.42	11/8/2021	5/8/2026	10,252,830	10,080,694	10,224,635	1.89
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.42	12/23/2021	12/31/2028	6,516,463	6,420,918	6,434,419	1.19
UserZoom Technologies Inc⁽⁷⁾	Technology	S+7.50%, 1.00% Floor	12.42	1/12/2023	4/5/2029	11,192,878	10,885,517	10,894,674	2.02
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	Consumer Products	S+9.80%, 1.00% Floor	15.17	5/13/2022	5/13/2027	9,445,544	9,235,675	9,241,342	1.71
Wesco Aircraft Holdings Inc⁽⁷⁾	Industrial Products & Services	S+8.50%	13.79	6/2/2023	3/1/2024	4,349,159	4,225,607	4,523,125	0.84
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁴⁾	Business Services	S+8.50%, 1.00% Floor	13.89	5/20/2021	5/20/2025	19,654,966	19,335,715	19,265,758	3.57

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
WPG Holdings LLC⁽⁹⁾	Real Estate Development & Management	S+7.61%, 0.75% Floor	12.93%	10/21/2021	10/20/2025		$6,254,906	$6,282,589	$6,432,107	1.19%
Wrangler Topco, LLC⁽⁷⁾	Software & Services	S+7.50%, 1.00% Floor	12.88	7/7/2023	7/7/2029		11,988,004	11,692,261	11,690,881	2.17
Total United States of America 1st Lien Term Loan								663,395,148	657,425,754	121.73
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Industrial Products & Services	S+9.00%, 3.50% Floor	14.39	5/26/2023	5/26/2026		14,808,582	14,133,144	14,080,841	2.61
Total Australia 1st Lien Term Loan								14,133,144	14,080,841	2.61
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor	11.26	12/3/2021	12/3/2027	C$	4,728,658	3,650,956	3,417,541	0.63
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor (1.00% on unfunded)	11.26	12/3/2021	12/3/2027	C$	1,054,205	685,293	638,521	0.12
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	Gaming & Leisure	C+8.00%, 0.75% Floor	13.50	10/21/2021	10/22/2027	C$	3,457,528	2,760,293	2,544,756	0.47
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	Gaming & Leisure	S+8.15%, 0.75% Floor	13.50	10/21/2021	10/22/2027		12,859,172	12,682,486	12,849,830	2.38
Total Canada 1st Lien Term Loan								19,779,028	19,450,648	3.60
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	Technology	S+13.00%, 1.00% Floor	18.41	12/15/2021	12/15/2026		6,625,659	6,546,117	6,482,809	1.20
Total Cayman Islands 1st Lien Term Loan								6,546,117	6,482,809	1.20
Luxembourg
Mallinckrodt International Finance S.A.	Pharmaceuticals & Life Sciences	S+8.11%, 1.00% Floor	13.44	9/8/2023	8/28/2024		880,489	773,534	913,507	0.17
Mallinckrodt International Finance S.A.	Pharmaceuticals & Life Sciences	S+7.25%, 0.75% Floor	12.69	10/13/2020	9/30/2027		4,780,608	4,468,165	3,569,903	0.66
Total Luxembourg 1st Lien Term Loan								5,241,699	4,483,410	0.83
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	S+6.35%, 0.75% Floor	11.67	12/3/2021	12/15/2026		4,083,975	4,026,949	4,033,366	0.75
Total Netherlands 1st Lien Term Loan								4,026,949	4,033,366	0.75
Singapore
Oravel Stays Singapore Pte Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Technology	S+8.51%, 0.75% Floor	13.91	6/9/2021	6/23/2026		4,887,500	4,790,671	4,719,886	0.87
Total Singapore 1st Lien Term Loan								4,790,671	4,719,886	0.87
Total 1st Lien Term Loan								717,912,756	710,676,714	131.59
1st Lien Revolver
United States of America
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027		878,780	(18,216)	(18,813)	(0.00)
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/1/2030		908,238	(17,952)	(18,165)	(0.00)
Allentown LLC⁽⁶⁾⁽⁷⁾	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027		1,158,461	620,671	632,294	0.12
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Business Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029		573,673	(16,187)	(15,746)	(0.00)
Amerijet Holdings Inc⁽⁶⁾⁽⁷⁾	Airline & Airport Services	S+7.55%, 1.00% Floor (0.50% on unfunded)	14.42	12/28/2021	12/28/2025		2,756,872	2,489,959	2,327,865	0.43
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁰⁾⁽²¹⁾	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	16.13	5/24/2023	11/24/2027		842,154	(7,075)	(11,069)	(0.00)
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Software & Services	S+7.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029		707,659	(15,948)	(16,556)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	11.41	9/1/2023	9/1/2029		1,220,349	219,997	219,663	0.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date		Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	Professional Services	S+6.66%, 1.00% Floor (0.50% on unfunded)	12.27%	4/19/2023	4/19/2029		$1,345,718	$789,323	$789,198	0.15%
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²¹⁾	Pharmaceuticals & Life Sciences	S+7.18%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026		1,244,402	(86,224)	95,038	0.02
LMG Holdings⁽⁶⁾⁽⁷⁾⁽²¹⁾	Manufacturing	S+6.65%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026		690,670	(2,907)	215	0.00
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029		1,505,185	(28,414)	(12,796)	(0.00)
National Dentex Corp⁽⁶⁾⁽⁷⁾	Healthcare Providers & Services	S+7.14%, 1.00% Floor (0.50% on unfunded)	12.51	10/26/2020	4/3/2026		1,486,897	829,211	833,951	0.15
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Business Services	S+7.40%, 1.00% Floor (0.50% on unfunded)	0.50	12/6/2022	12/7/2027		389,727	(9,799)	(7,032)	(0.00)
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	11.66	8/31/2023	8/31/2028		642,704	356,160	356,012	0.07
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028		457,124	(12,705)	(12,383)	(0.00)
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	6/21/2023	6/21/2029		1,164,025	(33,295)	(33,165)	(0.01)
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029		236,317	(3,635)	(1,476)	(0.00)
STV Group, Inc⁽⁶⁾⁽⁷⁾	Professional Services	P+3.50%, (0.50% on unfunded)	12.00	9/30/2021	12/13/2024		1,300,000	392,088	464,353	0.09
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	Software & Services	S+9.35%, 1.00% Floor (0.50% on unfunded)	14.67	10/15/2020	10/15/2025		1,297,629	1,051,003	1,053,534	0.20
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁰⁾⁽²¹⁾	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029		1,223,266	(29,563)	(29,918)	(0.01)
Total United States of America 1st Lien Revolver								6,466,492	6,595,004	1.25
Canada
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	11.26	12/3/2021	12/3/2026	C$	414,683	135,311	117,087	0.02
Total Canada 1st Lien Revolver								135,311	117,087	0.02
Total 1st Lien Revolver								6,601,803	6,712,091	1.27
2nd Lien Term Loan
United States of America
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	Food Products	S+9.11%, 0.75% Floor	14.44	4/28/2021	5/3/2029		8,642,861	8,437,396	8,516,909	1.58
BayMark Health Services Inc⁽⁷⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor (4.00% on unfunded)	14.15	11/19/2021	6/11/2028		2,572,287	2,542,829	2,496,975	0.46
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.15	6/10/2021	6/11/2028		3,333,333	3,295,571	3,235,740	0.60
Tops MBO Corp	Staples Retail	S+13.60%, 2.00% Floor	18.93	11/8/2021	5/8/2026		495,454	495,904	490,500	0.09
Total United States of America 2nd Lien Term Loan								14,771,700	14,740,124	2.73
Total 2nd Lien Term Loan								14,771,700	14,740,124	2.73
Total Secured Loans								739,286,259	732,128,929	135.59
Secured Bonds
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²²⁾	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026		17,332,429	15,976,413	15,664,182	2.90
Total United States of America Senior Secured Bonds								15,976,413	15,664,182	2.90
Japan
Universal Entertainment Corp⁽¹⁰⁾	Gaming & Leisure	8.75%	8.75	10/29/2020	12/11/2024		21,590,000	23,021,777	22,993,350	4.26
Total Japan Senior Secured Bonds								23,021,777	22,993,350	4.26

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
United Kingdom
Avianca Midco 2 Ltd⁽¹⁰⁾	Airline & Airport Services	9.00%	9.00%	12/1/2021	12/1/2028	$7,502,520	$7,502,520	$6,384,615	1.00%
Inspired Entertainment Inc⁽¹⁰⁾	Technology	7.88%	7.88	5/13/2021	6/1/2026	£4,268,000	5,891,067	4,944,894	0.92
Total United Kingdom Senior Secured Bonds							13,393,587	11,329,509	1.92
Total Senior Secured Bonds							52,391,777	49,987,041	9.08
Equities
Common Equities
United States of America
Beauty Health Co⁽⁷⁾⁽¹⁹⁾	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	5,141,592	0.95
Impala RGIS Holdings LLC ⁽⁷⁾⁽¹⁹⁾	Business Services	N/A	N/A	6/25/2020	N/A	325,652	1,057,475	8,030,578	1.49
Total United States of America Common Equities							1,057,475	13,172,170	2.44
Total Common Equities							1,057,475	13,172,170	2.44
Total Equities							1,057,475	13,172,170	2.44
Total Non-Controlled/Non-Affiliated Investments							792,735,511	795,288,140	147.11
Non-Controlled/Affiliated Investments(26)
Secured Loans
1st Lien Term Loan
Germany
Takko Fashion GmbH⁽¹⁰⁾	Specialty Retail	12.50%	12.50	8/8/2023	11/9/2026	€9,995,793	10,884,768	10,145,810	1.88
Total Germany 1st Lien Term Loan							10,884,768	10,145,810	1.88
Total 1st Lien Term Loan							10,884,768	10,145,810	1.88
Total Secured Loans							10,884,768	10,145,810	1.88
Subordinated Notes
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,331,931	3,624,405	3,311,480	0.61
Total Luxembourg Subordinated Notes							3,624,405	3,311,480	0.61
Total Subordinated Notes							3,624,405	3,311,480	0.61
Total Subordinated Debt							3,624,405	3,311,480	0.61
Total Non-Controlled/Affiliated Investments							14,509,173	13,457,290	2.49
Controlled Investments(27)
Secured Loans
1st Lien Term Loan
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	21,000,000	21,000,000	20,907,600	3.87
Total 1st Lien Term Loan							21,000,000	20,907,600	3.87
1st Lien Revolver
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,096,519	1.13
Total 1st Lien Revolver							6,125,000	6,096,519	1.13
Total Secured Loans							27,125,000	27,004,119	5.00
Equities
Common Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁹⁾	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	7,608,751	1,931,265	0.36
Total Equities							7,608,751	1,931,265	0.36

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Portfolio Company(1)	Industry	Rate(2)	Interest Rate	Original Acquisition Date(25)	Maturity Date	Par Amount ($) / Shares or Ownership % / Notional ($)(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Trust Interest
United States of America
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹⁹⁾	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁹⁾	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,878,114	0.35
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$451,983	451,983	445,436	0.08
Total Trust Interest							3,605,457	2,323,550	0.43
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽¹⁹⁾	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	13,798,010	13,715,559	2.54
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽¹⁹⁾	Industrial	N/A	N/A	12/14/2021	N/A	90%	9,907,446	9,194,164	1.70
Total Real Estate Properties							23,705,456	22,909,723	4.24
Total Controlled Investments							62,044,664	54,168,657	10.03
Total Investments, September 30, 2023							$869,289,348	$862,914,087	159.63%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class						92,114,292	92,114,292	92,114,292	17.06
Total Cash Equivalents and Restricted Cash Equivalents							92,114,292	92,114,292	17.06%
Total Investments and Cash Equivalents, September 30, 2023							$961,403,640	$955,028,379	176.69%
(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on September 30, 2023.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of repayments. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of September 30, 2023, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $18.3 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $25.1 million; the net unrealized depreciation was $6.8 million; the aggregate tax cost of securities for Federal income tax purposes was $867.7 million.
(5)
Percentage is based on net assets of $539,962,361 as of September 30, 2023.
(6)
The investment has an unfunded commitment as of September 30, 2023 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements).
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (see Note 6 in the accompanying notes to the consolidated financial statements).
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2023, qualifying assets totaled 83.9% of the Fund’s total assets.
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

(18)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 4.00%.
(19)
Represents a non-income producing investment.
(20)
The negative fair value is the result of the original discount on the loan.
(21)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(22)
Investments, representing 1.8% of cost and 1.8% of fair value, respectively, were on non-accrual status as of September 30, 2023, meaning that the Fund has ceased accruing interest income on these investments (see Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund's accounting policies).
(23)
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
(24)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(25)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(26)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of September 30, 2023, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$—	$10,884,768	$—	$(738,958)	$—	$10,145,810	$520,188	$—	€9,995,793
Takko Fashion Sarl	Subordinated Debt	†	—	3,624,405	—	(312,925)	—	3,311,480	—	—	€3,331,931
Total			$—	$14,509,173	$—	$(1,051,883)	$—	$13,457,290	$520,188	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

† At September 30, 2023, the subordinated debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

(27)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$—	$13,798,011	$—	$(82,452)	$—	$13,715,559	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,300,247	369,912	—	(475,995)	—	9,194,164	—	—	90%
SP-CREH 19 Highline LLC	Secured Loans	20,909,700	—	—	(2,100)	—	20,907,600	1,090,122	—	$21,000,000
SP-CREH 19 Highline LLC	Secured Loans	6,107,544	—	—	(11,025)	—	6,096,519	317,952	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	4,037,355	967,993	—	(3,074,083)	—	1,931,265	—	—	70%
TH Liquidating Trust	Trust Interest	1,878,114	—	—	—	—	1,878,114	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	394,610	51,573	—	(747)	—	445,436	51,712	—	$451,983
16415 Tuckerton Road, Houston, Texas***	Real Estate Properties	—	—	(317,952)	—	317,952	—	—	—	0%
Total		$42,627,570	$15,187,489	$(317,952)	$(3,646,402)	$317,952	$54,168,657	$1,459,786	$—

* Gross additions include increases in the cost basis of the investments resulting from new portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

*** Investment no longer held as of September 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2023 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, non-hedge accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€5,900,000	$27,760	$43,735
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(39,199)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$26,370,000	(166,050)	301,496
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,640,000)	—	(78,978)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$3,960,000	84,820	148,349
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	49,220
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£6,000,000	(186,384)	110,761
Total										535,384
Interest Rate Swaps, hedge accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(1,462,112)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(1,395,239)
Total										(2,857,351)
Total Interest Rate Swaps										$(2,321,967)
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	12/29/2023	$7,307,622	C$	9,811,907	$70,732
Bank of America	12/29/2023	$14,876,808		€13,871,839	147,708
Bank of America	12/29/2023	$7,168,138		£5,784,122	107,130
Total					$325,570

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of September 30, 2023 and for the three and nine months ended September 30, 2023 and September 30, 2022 is unaudited. In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2022. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2023.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate on its financial statements assets owned by portfolio companies in which it invests, other than assets owned by a portfolio company that is itself an investment company or is a

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

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

Cash and Cash Equivalents

Cash denominated in U.S. dollars on deposit at a major financial institution of $5.8 million is recorded as cash in the consolidated statements of assets and liabilities. Cash equivalents of $49.9 million consist of highly liquid investments with an original maturity of generally 90 days or less, such as U.S. Treasury Bills and money market funds. For the three months ended September 30, 2023 and September 30, 2022, interest income generated by cash and cash equivalents was approximately $1.3 million and $0.1 million, respectively, and is included in interest income on the consolidated statements of operations. For the nine months ended September 30, 2023 and September 30, 2022, interest income generated by cash and cash equivalents was approximately $4.4 million and $0.1 million, respectively. At times, cash held at banks may exceed Federal Deposit Insurance Corporation insured limits. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash of $5.1 million consists of cash on deposit with major U.S. financial institutions and restricted cash equivalents of $42.2 million consist of highly liquid investments with an original maturity of generally 90 days or less, such as U.S. Treasury Bills and money market funds, in connection with the credit facility with Deutsche Bank AG and the 2021 Debt Securitization (Note 6). Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to certain restrictions.

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of September 30, 2023 and December 31, 2022, due from broker consists of approximately $4.5 million and $3.0 million of cash

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

collateral, respectively. As of September 30, 2023 and December 31, 2022, due to broker was approximately $0.9 million and zero, respectively.

The Fund is a party to International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreements (“Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Master Agreements may contain provisions regarding, among other things, the parties' general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the Master Agreements, collateral posted to the Fund is held by the Fund's custodian and with respect to those amounts that can be sold or repledged, is presented in the Fund's portfolio. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Cash collateral pledged by the Fund is segregated by the Fund's custodian, and the collateral requirements are determined based on the Fund's net position with each counterparty.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended September 30, 2023 and September 30, 2022, non-cash interest income related to such accretion amounted to $1.8 million and $2.5 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, non-cash interest income related to such accretion amounts to $6.7 million and $8.4 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Foreign Currency Transactions

Net realized gain (loss) from foreign currency transactions as reported in the consolidated statements of operations arises from sales of foreign currencies; currency gains or losses realized between the trade and settlement dates on investment transactions; and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded in the Fund’s books and records, and U.S. dollars equivalent of the amounts actually received or paid. Net change in unrealized appreciation (depreciation) from foreign currency translations as reported in the consolidated statements of operations arises from changes in the fair values of assets and liabilities, other than investments at fiscal period-end, resulting from changes in exchange rates.

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

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings. IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the three and nine months ended September 30, 2023, deferred offering costs of zero and $1.3 million were written off, respectively, and were included in the consolidated statements of operations.

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

There were no investments other than cash equivalents classified within level 1 as of September 30, 2023, or December 31, 2022.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no such taxes withheld. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2020. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no material interest and penalties.

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements. The Fund does not expect this guidance, once adopted, to have a material impact on the consolidated financial statements.

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

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter. The Management Fee is payable quarterly in arrears and at September 30, 2023 and December 31, 2022, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended September 30, 2023 and September 30, 2022, the Management Fees incurred were $1.0 million and $1.0 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Management Fees incurred were $3.1 million and $3.1 million, respectively.

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

For the three months ended September 30, 2023 and September 30, 2022, the Income Incentive Compensation was $2.7 million and $2.5 million, respectively. For the nine months ended September 30, 2023 and September 30, 2022, the Income Incentive Compensation was $7.5 million and $7.0 million, respectively.

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

For the three months ended September 30, 2023 and September 30, 2022, there was no Capital Gains Incentive Compensation. For the nine months ended September 30, 2023 and September 30, 2022, the Capital Gains Incentive Compensation was zero and $(1.4) million, respectively.

Clawback

In accordance with GAAP, the Fund accrues a hypothetical liquidation basis incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount will be equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative capital gains (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination of the Clawback Amount. At September 30, 2023, the Clawback Amount was $4.5 million on a hypothetical liquidation basis, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. The Clawback Amount was recorded during the third quarter of 2023, resulting in an increase in total assets and net investment income ($0.12 per share) relating primarily to prior periods.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended September 30, 2023 and September 30, 2022, the Fund incurred approximately $0.5 million and $0.4 million, respectively, in such costs related to the administrative services provided by the Adviser, which were included in administration fees in the consolidated statements of operations. For the nine months ended September 30, 2023 and September 30, 2022, the Fund incurred approximately $1.4 million and $1.0 million, respectively. As of September 30, 2023 and December 31, 2022, $0.8 million and $0.8 million of related administration fees, respectively, were payable and were included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of September 30, 2023, the Fund was owed less than $0.1 million from an affiliate. As of December 31, 2022, the Fund owed less than $0.1 million to an affiliate.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both September 30, 2023 and December 31, 2022.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt(1)	$814,916,104	$804,525,775	93.23%	$795,821,912	$773,097,567	94.81%
Second lien debt	14,771,700	14,740,124	1.71	14,763,072	14,696,690	1.80
Subordinated debt	3,624,405	3,311,480	0.38	—	—	—
Equities	8,666,226	15,103,435	1.75	7,803,873	16,057,433	1.97
Real estate properties	23,705,456	22,909,723	2.66	9,537,533	9,300,247	1.14
Trust interest	3,605,457	2,323,550	0.27	3,553,884	2,272,724	0.28
Total	$869,289,348	$862,914,087	100.00%	$831,480,274	$815,424,661	100.00%
(1)
First lien debt may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. The unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 3.4% of the investment portfolio, at September 30, 2023. The unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 3.9% of the investment portfolio, at December 31, 2022.

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	September 30, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$53,347,471	$53,185,574	6.16%	$59,119,567	$58,666,227	7.19%
Airline & Airport Services	24,268,866	22,171,139	2.57	48,356,591	43,290,299	5.31
Automobiles & Components	25,786,428	25,046,009	2.90	30,513,727	28,427,328	3.48
Business Services	59,636,817	66,775,504	7.74	53,850,200	58,852,649	7.21
Consumer Apparel	11,196,641	8,462,083	0.98	11,384,974	10,109,100	1.24
Consumer Brands	2,322,346	1,769,176	0.21	2,323,088	1,919,075	0.24
Consumer Products	29,398,194	29,701,705	3.44	17,990,518	18,236,175	2.24
Consumer Services	—	5,141,592	0.60	—	5,756,066	0.71
E-Commerce	31,790,221	30,745,995	3.56	32,684,177	32,871,916	4.03
Food Products	16,837,516	16,763,176	1.94	16,803,998	16,635,252	2.04
Gaming & Leisure	38,464,556	38,387,936	4.45	37,971,825	35,461,028	4.35
Government Services	9,478,847	9,475,957	1.10	—	—	—
Healthcare Equipment & Supplies	18,324,089	18,520,727	2.15	16,448,446	16,424,959	2.01
Healthcare Providers & Services	56,684,037	56,583,930	6.56	57,229,184	57,219,067	7.02
Industrial	9,907,446	9,194,164	1.07	9,537,533	9,442,001	1.16
Industrial Products & Services	55,096,177	54,895,852	6.36	41,038,698	40,082,281	4.92
Manufacturing	20,538,890	20,595,170	2.39	20,649,133	20,585,261	2.52
Media: Diversified & Production	20,330,207	20,340,369	2.36	—	—	—
Multi-Family	34,733,751	28,935,384	3.35	46,299,037	43,598,393	5.35
Oilfield Services	36,146,219	36,390,559	4.22	26,674,977	26,720,145	3.28
Paper & Packaging	22,302,435	22,396,554	2.60	22,144,786	22,379,063	2.74
Pharmaceuticals & Life Sciences	37,595,375	36,817,838	4.27	69,740,725	66,591,458	8.17
Power Generation	—	—	—	5,422,670	5,458,490	0.67
Professional Services	14,769,648	14,891,834	1.73	31,104,685	31,634,536	3.88
Real Estate Development & Management	38,343,799	38,337,997	4.44	34,676,827	34,629,832	4.25
Restaurants	4,831,227	4,778,812	0.55	4,856,954	4,769,625	0.58
Software & Services	44,682,223	44,459,339	5.15	22,346,299	22,292,569	2.73
Specialty Chemicals	25,030,805	24,490,571	2.84	25,355,702	24,472,485	3.00
Specialty Retail	19,090,017	17,246,692	2.00	25,232,430	19,617,662	2.41
Staples Retail	10,576,598	10,715,135	1.24	10,846,332	10,782,113	1.32
Technology	60,666,024	59,937,140	6.95	32,323,307	31,129,382	3.82
Technology Hardware & Equipment	19,709,011	19,721,065	2.29	—	—	—
Telecommunications	13,798,010	13,715,559	1.59	15,000,000	15,097,500	1.85
Other	3,605,457	2,323,550	0.24	3,553,884	2,272,724	0.28
Total	$869,289,348	$862,914,087	100.00%	$831,480,274	$815,424,661	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of September 30, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	September 30, 2023			December 31, 2022
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$14,133,144	$14,080,841	1.63%	$—	$—	—%
Canada	19,914,339	19,567,735	2.27	19,588,291	19,050,675	2.34
Cayman Islands	6,546,117	6,482,809	0.75	6,231,778	6,253,666	0.77
Germany	10,884,768	10,145,810	1.18	—	—	—
Japan	23,021,777	22,993,350	2.66	22,404,546	20,200,955	2.48
Luxembourg	8,866,104	7,794,890	0.90	33,225,945	26,076,579	3.19
Netherlands	4,026,949	4,033,366	0.47	23,106,253	21,438,244	2.63
Singapore	4,790,671	4,719,886	0.55	4,806,116	4,653,224	0.57
United Kingdom	13,393,587	11,329,509	1.31	22,913,270	17,237,314	2.11
United States of America	763,711,892	761,765,891	88.28	699,204,075	700,514,004	85.91
Total	$869,289,348	$862,914,087	100.00%	$831,480,274	$815,424,661	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of September 30, 2023.

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$71,035,218	$698,243,640	$769,278,858
Secured bonds	—	49,987,041	—	49,987,041
Subordinated debt	—	3,311,480	—	3,311,480
Equities	—	—	15,103,435	15,103,435
Trust interest	—	—	2,323,550	2,323,550
Real estate properties	—	—	22,909,723	22,909,723
Total investments	$—	$124,333,739	$738,580,348	$862,914,087

Derivative Assets
Foreign currency forward contracts	$—	$325,570	$—	$325,570
Interest rate swaps	—	653,561	—	653,561
Total	$—	$979,131	$—	$979,131

Derivative Liabilities
Interest rate swaps	—	(2,975,528)	—	(2,975,528)
Total	$—	$(2,975,528)	$—	$(2,975,528)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the three months ended September 30, 2023 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at June 30, 2023	$693,151,283	$—	$16,266,913	$2,304,179	$9,185,382	$720,907,757
Transfer in	—	—	—	—	—	—
Transfer out(1)	(490,358)	—	—	—	—	(490,358)
Accretion/amortization of discounts/premiums	1,494,989	—	—	—	—	1,494,989
Interest paid-in-kind	1,089,653	—	—	19,655	—	1,109,308
Purchases(2)	65,443,548	—	162,915	—	13,798,010	79,404,473
Sales, paydowns and resolutions(2)	(62,208,630)	—	—	—	(317,952)	(62,526,582)
Net realized gain/(loss)	(1,897,207)	—	—	—	317,952	(1,579,255)
Net change in unrealized appreciation/(depreciation)	1,660,362	—	(1,326,393)	(284)	(73,669)	260,016
Balance at September 30, 2023	$698,243,640	$—	$15,103,435	$2,323,550	$22,909,723	$738,580,348
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2023	$(553,431)	$—	$(1,326,393)	$(284)	$(73,669)	$(1,953,777)
(1)
Investment was transferred out from level 3 to level 2 due to existence of significant observable inputs.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the nine months ended September 30, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in	—	—	—	—	—	—
Transfer out(1)	(538,933)	—	—	—	—	(538,933)
Accretion/amortization of discounts/premiums	4,979,407	—	—	—	—	4,979,407
Interest paid-in-kind	2,496,751	—	—	51,573	—	2,548,324
Purchases(2)	230,061,391	—	967,992	—	14,167,923	245,197,306
Sales, paydowns and resolutions(2)	(160,972,436)	—	(258,081)	—	(317,952)	(161,548,469)
Net realized gain/(loss)	(1,805,226)	—	152,441	—	317,952	(1,334,833)
Net change in unrealized appreciation/(depreciation)	(1,647,344)	—	(1,816,350)	(747)	(558,447)	(4,022,888)
Balance at September 30, 2023	$698,243,640	$—	$15,103,435	$2,323,550	$22,909,723	$738,580,348
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2023	$(1,216,253)	$—	$(1,674,596)	$(747)	$(558,447)	$(3,450,043)
(1)
Investment was transferred out from level 3 to level 2 due to existence of significant observable inputs.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the three months ended September 30, 2022 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at June 30, 2022	$698,134,949	$—	$23,338,354	$2,946,851	$9,730,618	$734,150,772
Transfer in	—	—	—	—	—	—
Transfer out(1)	(6,855,215)	—	—	—	—	(6,855,215)
Accretion/amortization of discounts/premiums	2,112,875	—	—	—	—	2,112,875
Interest paid-in-kind	398,033	—	—	12,274	—	410,307
Purchases(2)	11,896,315	—	—	—	—	11,896,315
Sales, paydowns and resolutions(2)	(93,077,109)	—	(150,992)	—	—	(93,228,101)
Net realized gain/(loss)	—	—	102,281	—	—	102,281
Net change in unrealized appreciation/(depreciation)	1,879,448	—	(4,658,906)	(177)	(205,042)	(2,984,677)
Balance at September 30, 2022	$614,489,296	$—	$18,630,737	$2,958,948	$9,525,576	$645,604,557
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2022	$80,978	$—	$(4,617,318)	$(177)	$(205,042)	$(4,741,559)
(1)
Investment was transferred out from level 3 to level 2 due to existence of significant observable inputs.
(2)
Includes the effects of reorganizations.

The following table includes a roll forward of the amounts for the nine months ended September 30, 2022 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2022	$559,294,204	$—	$39,412,426	$2,926,858	$18,012,863	$619,646,351
Transfer in(1)	83,278,367	—	—	—	—	83,278,367
Transfer out	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	4,293,827	—	—	—	—	4,293,827
Interest paid-in-kind	713,953	—	—	32,561	—	746,514
Purchases(2)	107,507,068	—	—	—	—	107,507,068
Sales, paydowns and resolutions(2)	(138,230,938)	—	(9,518,962)	—	(8,374,902)	(156,124,802)
Net realized gain/(loss)	(1,239)	—	285,961	—	310,149	594,871
Net change in unrealized appreciation/(depreciation)	(2,365,946)	—	(11,548,688)	(471)	(422,534)	(14,337,639)
Balance at September 30, 2022	$614,489,296	$—	$18,630,737	$2,958,948	$9,525,576	$645,604,557
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2022	$(1,394,235)	$—	$(9,304,996)	$(471)	$38,713	$(10,660,989)
(1)
Investments were transferred in from level 2 to level 3 due to a lack of observable market data.
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at September 30, 2023	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$655,625,869	Income Approach	Yield	7.4% - 24.9% (14.3%)	Decrease
			Expected Term(2)	0.3 yrs. - 3.4 yrs. (1.6 yrs.)	Decrease
	4,523,125	Market Quotation	N/A	N/A	N/A
	38,094,646	Recent Transaction	N/A	N/A	N/A
Equities	1,931,265	Income Approach	Discount Rate	17.5%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
	5,141,592	Discount to Market Quotation	Discount	6.5%	Decrease
	8,030,578	Market Comparables	Earnings Multiple	6.8x	Increase
Real Estate Properties	22,909,723	Income Approach	Discount Rate	10.0% - 11.0% (10.4%)	Decrease
			Expected Term(2)	0.5 yrs. - 0.6 yrs. (0.5 yrs.)	Decrease
Trust Interest	2,323,550	Asset Approach	Recovery Rate	3.5%	Increase
Total Level 3 Investments	$738,580,348
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of September 30, 2023.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of September 30, 2023 and December 31, 2022, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 221% and 215%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of September 30, 2023 and December 31, 2022, approximately $14.9 million and $30.0 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

	September 30, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,634,001	$98,910,000	S+1.72%	7.29%
Class A-1a Notes	104,500,000	104,500,000	104,117,532	103,360,950	S+1.72%	7.29%
Class A-1b Notes	7,500,000	7,500,000	7,472,550	6,876,000	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,978,040	5,989,200	S+1.90%	7.47%
Class A-2b Notes	10,000,000	10,000,000	9,963,400	8,866,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,970,720	7,887,200	S+2.00%	7.57%
Class B-2 Notes	8,000,000	8,000,000	7,970,720	7,005,600	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,838,961	42,556,800	S+3.00%	8.57%
Total 2021 CLO	$288,000,000	$288,000,000	$286,945,924	$281,451,750		7.09%

	December 31, 2022
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,377,514	$99,094,000	3ML+1.72%	5.80%
Class A-1a Notes	104,500,000	104,500,000	103,849,502	103,553,230	3ML+1.72%	5.80%
Class A-1b Notes	7,500,000	7,500,000	7,453,314	6,791,468	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,962,651	5,914,883	3ML+1.90%	5.98%
Class A-2b Notes	10,000,000	10,000,000	9,937,751	8,829,100	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,950,201	7,716,140	3ML+2.00%	6.08%
Class B-2 Notes	8,000,000	8,000,000	7,950,201	6,903,864	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,726,107	40,812,033	3ML+3.00%	7.08%
Total 2021 CLO	$288,000,000	$288,000,000	$286,207,241	$279,614,718		5.74%
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

The following tables present the details of the Fund’s borrowings as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$14,874,938	$14,874,938	$14,874,938	S+2.85%	8.27%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	286,945,924	281,451,750	Various	7.09%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	140,324,302	126,730,000	4.00%	4.00%	11/4/2026
Total	$533,000,000	$447,874,938	$442,145,164	$423,056,688

	December 31, 2022
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$29,974,938	$29,974,938	$29,974,938	S +2.45%	7.11%	4/17/2026
2021 CLO(2)(3)	288,000,000	288,000,000	286,207,241	279,614,718	Various	5.74%	10/15/2032
2026 Notes(3)	145,000,000	145,000,000	142,400,323	127,020,000	4.00%	4.00%	11/4/2026
Total	$633,000,000	$462,974,938	$458,582,502	$436,609,656
(1)
Interest rate as of September 30, 2023 and December 31, 2022 was 3-Month SOFR+2.85% and 3-Month SOFR+2.45% plus an applicable credit spread adjustment, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of September 30, 2023 and December 31, 2022 were calculated using the weighted average interest rate based on the 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value of the 2026 Notes includes the change in fair value of effective hedges of $2.6 million and unamortized debt issuance costs of $2.1 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of September 30, 2023, under hedge accounting as described above.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

The components of the Fund's interest and financing expenses for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stated interest expense	$7,907,604	$5,713,725	$22,509,470	$13,701,775
Unfunded fees	143,333	256,106	561,426	682,965
Amortization of deferred financing costs and debt issuance costs	543,008	746,502	1,779,869	2,059,822
Net change in unrealized appreciation/(depreciation) on effective interest rate swaps and hedged item(1)	(41,287)	—	(23,427)	—
Total interest expense(2)	$8,552,658	$6,716,333	$24,827,338	$16,444,562
Weighted average interest rate(3)	7.45%	5.42%	7.18%	4.37%
Average borrowings	$455,624,938	$491,899,938	$462,184,938	$503,384,938
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

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average notional value(1)	2023	2022	2023	2022
Interest Rate Swaps(2), hedge accounting	$145,000,000	$—	$132,916,667	$—
Interest Rate Swaps(2), non-hedge accounting	36,946,165	41,250,610	39,084,103	41,250,610
Foreign Currency Forward Contracts(3)	29,791,187	31,419,944	31,835,915	53,896,228
Total Return Swaps(2)	—	19,204,266	—	22,952,785
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
(2)
Risk exposure is interest rate. No total return swap was designated as a hedging instrument in accordance with hedge accounting.
(3)
Risk exposure is foreign currency. No foreign currency forward contract was designated as a hedging instrument in accordance with hedge accounting.

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
September 30, 2023
Interest Rate Swaps, hedge accounting(1)	$—	$2,857,351	$(2,857,351)	$2,857,351	$—
Interest Rate Swaps, non-hedge accounting	653,561	118,177	535,384	(176,089)	359,295
Foreign Currency Forward Contracts	325,570	—	325,570	(223,470)	102,100
December 31, 2022
Interest Rate Swaps, non-hedge accounting	165,747	—	165,747	959,179	1,124,926
Foreign currency forward contracts	242,373	125,230	117,143	2,010,000	2,127,143
(1)
Over collateralization of $1.2 million is excluded from collateral received at September 30, 2023.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in Net Gain (Loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$851,198	$2,165,394	$(112,799)	$6,531,183
Interest rate swaps	(299,446)	—	48,678	—
Total return swaps	—	163,071	—	163,071
Total net realized gain (loss) on derivative contracts	$551,752	$2,328,465	$(64,121)	$6,694,254

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$208,019	$322,219	$208,427	$1,367,231
Interest rate swaps	303,536	422,984	369,554	422,984
Total return swaps	—	336,577	—	—
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$511,555	$1,081,780	$577,981	$1,790,215

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

A summary of the composition of the Fund’s unfunded commitments as of September 30, 2023 and December 31, 2022 is shown in the table below:

Portfolio Company	Investment Type	September 30, 2023	December 31, 2022
8800 Austin, LLC and 8900 Austin, LLC	1st Lien Delayed Draw Term Loan	$—	$2,546,206
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	878,780	878,780
Accela Inc/US	1st Lien Revolver	908,238	—
Allentown LLC	1st Lien Delayed Draw Term Loan	—	1,737,691
Allentown LLC	1st Lien Revolver	521,307	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	—
Amerijet Holdings Inc	1st Lien Revolver	220,550	2,756,872
Arctic Glacier Group Holdings	1st Lien Revolver	838,563	—
BayMark Health Services Inc	1st Lien Delayed Draw Term Loan	—	1,863,188
BayMark Health Services Inc	2nd Lien Delayed Draw Term Loan	—	2,914,380
Buck Global LLC	1st Lien Delayed Draw Term Loan	—	3,679,245
Buck Global LLC	1st Lien Revolver	—	809,434
Circle Graphics Inc	1st Lien Delayed Draw Term Loan	—	1,091,813
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	—
Coupa Holdings LLC	1st Lien Revolver	707,659	—
Dye & Durham Corp	1st Lien Delayed Draw Term Loan	123,190	815,863
Dye & Durham Corp	1st Lien Revolver	183,258	142,776
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	3,172,908	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	976,279	—
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	—
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	519,063	—
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	121,421	455,330
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	265,525
LMG Holdings	1st Lien Revolver	690,670	690,670
Mercury Bidco LLC	1st Lien Revolver	1,505,185	—
National Dentex Corp	1st Lien Revolver	631,931	27,136
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)	1st Lien Revolver	389,727	389,727
Recorded Books Inc (RB Media)	1st Lien Revolver	275,444	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	344,824	—
SBP Holdings LP	1st Lien Revolver	457,124	—
Sintec Media NYC Inc	1st Lien Revolver	1,164,025	—
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	236,317	236,317
STV Group, Inc	1st Lien Revolver	850,909	780,000
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	232,759	387,931
Wrangler Topco, LLC	1st Lien Revolver	1,223,266	—
Total		$22,633,697	$25,402,671

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, the Adviser does not believe the ultimate outcome of these types of matters will have a materially adverse effect on the Fund’s financial position, results of operations or cash flows.

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

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
August 12, 2022	June 30, 2022	August 12, 2022	Regular	$0.33	$12,179,459
May 11, 2022	March 31, 2022	May 13, 2022	Regular	$0.33	$12,179,459
February 14, 2022	December 31, 2021	February 14, 2022	Regular	$0.25	$9,338,931

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	Nine months ended September 30,
	2023	2022
Per Share Data(1)
Net asset value, beginning of period	$14.39	$15.27
Net investment income	1.27	1.11
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.02)	(1.03)
Total from operations	1.25	0.08
Dividends declared from net investment income	(1.01)	(0.91)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	0.24	(0.83)
Net asset value, end of period	$14.63	$14.44
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(2)(6)	8.99%	0.44%
Ratios to average net assets(3)(5)
Interest and financing related expenses	6.22%	4.01%
Other operating expenses(7)	2.07%	2.05%
Incentive fees(6)	0.57%	1.02%
Offering costs write off(6)	0.24%	—
Total expenses	9.10%	7.08%
Net investment income	12.05%	10.37%
Net assets, end of period	$539,962,361	$533,049,786
Portfolio turnover rate(4)	23.17%	19.70%
Weighted-average debt outstanding	462,184,938	503,384,938
Weighted-average interest rate on debt(8)	7.18%	4.37%
Weighted-average shares outstanding	36,907,451	36,907,451

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and distributions declared which reflected the actual amount per share for the applicable period.
(2)
Total return is calculated as the change in net asset value during the respective periods, assuming dividends and distributions, if any, are reinvested, divided by the beginning net asset value per share.
(3)
The net investment income ratio is presented after the effects of expenses (including interest and financing related expenses, the management fee and Incentive Compensation).
(4)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.
(5)
Annualized, except for incentive fees and non-recurring offering costs write off.
(6)
Not annualized.
(7)
Other operating expenses exclude interest and financing related expenses, incentive fees and offering costs write off.
(8)
Annualized.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On November 2, 2023, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on November 9, 2023, for Shareholders of record on September 30, 2023.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of September 30, 2023, the portfolio median EBITDA for our portfolio companies was approximately $88.0 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through September 30, 2023, we have invested approximately $3.3 billion in 219 portfolio companies, excluding any subsequent exits or repayments. As of September 30, 2023, the fair value of our portfolio was invested approximately 93.2% in first lien secured debt, 1.7% in second lien debt, 0.4% in subordinated debt, 1.8% in equity investments and 2.9% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $25.1 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of September 30, 2023, the fair value of the Fund’s total assets was comprised of approximately 83.9% of “qualifying assets.”

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

Interest on debt investments is generally payable monthly or quarterly. Some of our investments provide for deferred interest payments or PIK interest. The principal amount of debt investments and any accrued but unpaid interest generally becomes due at the maturity date. Generally a small but varied number of portfolio companies may make voluntary prepayments in any quarter, meaning that changes in the amount of prepayment fees received can vary significantly between periods and can vary without regard to underlying credit trends. Repayments of our debt investments can reduce interest income from period to period.

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Mid-Year 2023 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, middle market companies reported continued strong overall rate of revenue growth of approximately 12%. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Portfolio and Investment Activity

As of September 30, 2023 and December 31, 2022, we had investments in 80 and 74 portfolio companies, respectively, with an aggregate fair value of $862.9 million and $815.4 million, respectively. As of September 30, 2023 and December 31, 2022, our portfolio had an average portfolio company investment size of $10.8 million and $11.0 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $855.1 million and $860.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Our average investment portfolio size based on fair value was $831.4 million and $889.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The table below summarizes our investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$814.9	$804.5	93.2%	$795.8	$773.1	94.8%
Second-lien debt	14.8	14.8	1.7%	14.8	14.7	1.8%
Subordinated Debt	3.6	3.3	0.4%	—	—	—
Equities	8.7	15.1	1.8%	7.8	16.1	2.0%
Other investments	27.3	25.2	2.9%	13.1	11.5	1.4%
Total	$869.3	$862.9	100.0%	$831.5	$815.4	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$853.3	98.2%	$847.2	98.2%	$816.5	98.2%	$800.3	98.1%
Non-accrual(1)	16.0	1.8%	15.7	1.8%	15.0	1.8%	15.1	1.9%
Total	$869.3	100.0%	$862.9	100.0%	$831.5	100.0%	$815.4	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended September 30, 2023, we funded $58.8 million in 6 new portfolio companies and $7.8 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.6 years. For the same period, we received $54.3 million of aggregate repayments, paydowns and sales.

For the three months ended September 30, 2022, we funded $4.5 million in 1 new portfolio company and $7.9 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 2.4 years. For the same period, we received $109.9 million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended September 30, 2023 and September 30, 2022 is presented below:

	For the Three Months Ended September 30,
($ in millions)	2023	2022
Investment funded:
New purchases	$58.8	$4.5
Follow-ons	7.8	7.9
Total	$66.6	$12.4
Investments funded(1):
First-lien debt	$66.4	$12.1
Second-lien debt	—	0.3
Other secured debt	—	—
Equities	0.2	—
Other investments	—	—
Total	$66.6	$12.4
Investments sold or repaid(1):
First-lien debt	$(54.0)	$(109.7)
Second-lien debt	—	—
Other secured debt	—	—
Equities	—	(0.2)
Other investments	(0.3)	—
Total	$(54.3)	$(109.9)
Number of new investment commitments in new portfolio companies	6	1
Average new investment fundings in new portfolio companies	$9.8	$4.5
Weighted average term (years) for new investments in new portfolio companies	5.6	2.4
Percentage of new floating rate investments at fair value	100%	100%
Weighted average yield of new investments at fair value	13.1%	12.3%
Weighted average spread over SOFR of new floating rate investments at fair value	7.1%	8.7%

(1)
Excluding non-cash additions or disposals as a result of restructures.

The weighted average yields and interest rates of our debt investments at fair value, as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted average yield of portfolio	12.5%	11.3%
Weighted average yield of performing debt investments	13.4%	11.9%
Weighted average interest rate of performing debt investments	12.5%	11.0%
Weighted average spread over SOFR of floating rate performing investments	7.4%	7.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Total investment income	$29.6	$25.9	$84.4	$71.5
Less: Total expenses	9.7	11.9	37.4	30.4
Net investment income	19.9	14.0	47.0	41.1
Net realized gain (loss)	(8.6)	1.7	(10.8)	(0.7)
Net change in unrealized gain (loss)	9.8	(5.3)	10.1	(37.3)
Net increase (decrease) in net assets resulting from operations	$21.1	$10.4	$46.3	$3.1

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest income, excluding PIK interest	$28.5	$23.9	$81.4	$65.3
PIK interest income	1.1	0.4	2.6	1.6
Dividend income	—	1.6	—	3.6
Other income	—	—	0.4	1.0
Total investment income	$29.6	$25.9	$84.4	$71.5

For the three months ended September 30, 2023, total investment income of $29.6 million increased by approximately $3.7 million from $25.9 million for three months ended September 30, 2022, primarily due to an increase in interest income (excluding PIK) of $4.6 million and partially offset by a decrease in dividend income of $1.6 million. The increase in interest income (excluding PIK) was largely driven by an increase in annualized yield (excluding PIK) of approximately 217 basis points, primarily due to the increasing base rate environment, and partially offset by a slight decrease in average portfolio size of $5.2 million at fair value.

For the nine months ended September 30, 2023, total investment income of $84.4 million increased by approximately $12.9 million from $71.5 million for the nine months ended September 30, 2022, primarily due to an increase in interest income (excluding PIK) of approximately $16.1 million and partially offset by a decrease in dividend income of $3.6 million. The increase in interest income (excluding PIK) was largely due to an increase in annualized yield (excluding PIK) of approximately 328 basis points, primarily due to the increasing base rate environment, and partially offset by a decrease in average portfolio size of $58.2 million at fair value.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Interest and financing expenses	$8.6	$6.7	$24.8	$16.4
Management fee	1.0	1.0	3.1	3.1
Income incentive compensation	2.7	2.5	7.5	7.0
Capital gains incentive compensation	—	—	—	(1.4)
Incentive compensation clawback	(4.5)	—	(4.5)	—
Professional fees	0.8	0.8	2.1	2.2
Administration fees	0.6	0.5	1.8	1.4
Trustee fees	0.1	0.1	0.3	0.3
Offering costs write off	—	—	1.3	0.0
Other general and administrative expenses	0.4	0.3	1.0	1.4
Total expenses	$9.7	$11.9	$37.4	$30.4

For the three months ended September 30, 2023, total expenses decreased $2.2 million to $9.7 million from $11.9 million for the three months ended September 30, 2022, primarily driven by the incentive compensation clawback of $4.5 million (see Note 3 to the consolidated financial statements) and partially offset by an increase in interest and financing expenses of $1.9 million. The increase in interest and financing expenses was primarily due to an increase in annualized weighted average borrowing costs of approximately 203 basis points driven primarily by an increase in base rates and partially offset by a decrease in average debt of $36.3 million.

For the nine months ended September 30, 2023, total expenses increased $7.0 million to $37.4 million from $30.4 million for the nine months ended September 30, 2022. Interest and financing expenses for the nine months ended September 30, 2023 increased $8.4 million over the same period in the prior year, primarily due to an increase in annualized weighted average borrowing costs of approximately 281 basis points, driven primarily by an increase in base rates and partially offset by a decrease in average debt of $41.2 million. Additionally, for the nine months ended September 30, 2023, nonrecurring deferred offering costs of $1.3 million were written off and were presented as offering cost write off above. Furthermore, for the nine months ended September 30, 2022, $1.4 million in previously accrued capital gain incentive compensation was reversed, which reduced operating costs for that period. These increases were partially offset by the incentive compensation clawback of $4.5 million for the nine months ended September 30, 2023 (see Note 3 to the consolidated financial statements).

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
($ in millions)	2023		2022	2023		2022
Net realized gain (loss):
Investments	$(9.2)		$(0.3)	$(11.3)		$(5.1)
Foreign currency ("FX") transactions and FX forward contracts	0.9		1.8	0.5		4.2
Interest rate swaps and total return swaps	(0.3)		0.2	—	(1)	0.2
Total net realized gain (loss)	(8.6)		1.7	(10.8)		(0.7)
Net change in unrealized appreciation (depreciation):
Investments	9.5		(6.4)	9.7		(39.6)
Translation in FX and FX forward contracts	—	(1)	0.4	—	(1)	1.9
Interest rate swaps and total return swaps	0.3		0.7	0.4		0.4
Total net change in unrealized appreciation (depreciation)	$9.8		$(5.3)	$10.1		$(37.3)
(1)
Less than $0.1 million.

Net Realized Gain (Loss)

For the three months ended September 30, 2023 and September 30, 2022, net realized gain (loss) on investments was $(9.2) million and $(0.3) million, respectively, primarily driven by two portfolio companies with respective realized losses greater than $1.0 million and one portfolio company, respectively. For the nine months ended September 30, 2023 and September 30, 2022, net realized gain (loss) on investments was $(11.3) million and $(5.1) million, respectively, primarily driven by three portfolio companies with respective realized losses greater than $1.0 million and one portfolio company, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three and nine months ended September 30, 2023, net change in unrealized appreciation (depreciation) on investments was $9.5 million and $9.7 million, respectively. For the three months ended September 30, 2023, we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $20.6 million, primarily driven by five portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(11.1) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the nine months ended September 30, 2023, we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $26.3 million, primarily driven by eight portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(16.6) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three and nine months ended September 30, 2022, net change in unrealized appreciation (depreciation) on investments was $(6.4) million and $(39.6) million, respectively, primarily driven by widening of credit spreads and certain portfolio company-specific developments. For the three months ended September 30, 2022, we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $5.5 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(11.9) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the nine months ended September 30, 2022, we had gross unrealized appreciation of $6.8 million (including reversal of previously recognized unrealized depreciation associated with disposals), primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(46.4) million, primarily driven by thirteen portfolio companies with respective unrealized depreciation above $(1.0) million.

Federal Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. Therefore, we are generally not subject to U.S. federal income taxes as each investor is individually liable for income taxes, if any, on its share of net taxable income on a flow through basis. Interest, dividends, and other income realized from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream.

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through September 30, 2023, we have fully exited investments in 139 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.5%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the 1940 Act.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2023 and December 31, 2022, our asset coverage ratio was 2.21 and 2.15, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of September 30, 2023 and December 31, 2022, our unfunded portfolio commitments were approximately $22.6 million and $25.4 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of September 30, 2023, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2023, we had approximately $85.1 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of September 30, 2023, we had $106.1 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the nine months ended September 30, 2023, cash used in operating activities was $(12.2) million, primarily driven by purchases of investments of $(232.5) million, net unsettled transactions of $(8.2) million and other operating activity of $(10.4) million, partially offset by proceeds from investments of $192.6 million and an increase in net assets resulting from operations of $46.3 million. Lastly, cash used in financing activities was $(53.4) million, primarily due to dividends paid of $(37.3) million, net payments on borrowings of $(15.1) million and payment of deferred financial cost of approximately $(1.0) million.

Contractual Obligations

As of September 30, 2023, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2021 CLO	$288.0	$—	$—	$—	$288.0
2026 Notes	145.0	—	—	145.0	—
Revolving Credit Facility	14.9	—	—	14.9	—
Total Contractual Obligations	$447.9	$—	$—	$159.9	$288.0

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

	September 30, 2023
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	7.29%
Class A-1a Notes	104.5	104.5	S+1.72%	7.29%
Class A-1b Notes	7.5	7.5	2.45%	2.45%
Class A-2a Notes	6.0	6.0	S+1.90%	7.47%
Class A-2b Notes	10.0	10.0	2.81%	2.81%
Class B-1 Notes	8.0	8.0	S+2.00%	7.57%
Class B-2 Notes	8.0	8.0	2.94%	2.94%
Class C Notes	44.0	44.0	S+3.00%	8.57%
Total 2021 CLO	$288.0	$288.0		7.09%

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

As of September 30, 2023, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of September 30, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2023	December 31, 2022
First Lien Secured Debt	$22.3	$22.2
Second Lien Secured Debt	—	2.9
Other Investments	0.3	0.3
Total Portfolio Fund Commitments	$22.6	$25.4

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On November 2, 2023, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on November 9, 2023, for Shareholders of record on September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including but not limited to changes in interest rates, foreign currency rates and the valuations of our investment portfolio.

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

As of September 30, 2023, approximately 92.3% of our total debt investments at fair value (or 94.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 99.4% of our performing debt investments based on fair value were effectively floating rate investments as of September 30, 2023. Our Revolving Credit Facility and a majority of the 2021 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designed hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of September 30, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	September 30, 2023
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$22.7	$(12.7)	$10.0
Up 200 basis points	15.1	(8.4)	6.7
Up 100 basis points	7.6	(4.2)	3.4
Up 50 basis points	3.8	(2.1)	1.7
Down 50 basis points	(3.9)	2.1	(1.8)
Down 100 basis points	(7.8)	4.2	(3.6)
Down 200 basis points	(15.4)	8.4	(7.0)
Down 300 basis points	(22.5)	12.7	(9.8)
(1)
Includes the impact of effective hedge through interest rate swaps associated with the 2026 Notes.
(2)
Excludes the impact of income based incentive fees. See Note 3 to the consolidated financial statements for more details on fees.

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net investment income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which update and supplement certain of the risk factors contained in "Item 1A. Risk Factors" in our most recent registration statement on Form 10, filed with the SEC on June 1, 2023 (our "Form 10"), as well as the other risk factors contained in "Item 1A. Risk Factors" in our Form 10, each of which could materially affect our business, financial condition or future results. The risks described in this report and in our Form 10 are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. This risk may be elevated compared to historical market conditions because of recent monetary policy measures and the current interest rate environment. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Fund’s investments may not keep pace with inflation, which may result in losses to Shareholders. As inflation increases, the inflation-adjusted value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Fund would likely increase, which would tend to further reduce returns to Shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our Shareholders. This risk is greater for fixed-income instruments with longer maturities.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impacts our business, financial condition and earnings.

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Fund, including by making valuation of some of the Fund’s investments uncertain and/or result in sudden and significant valuation increases or declines in the Fund’s holdings. If there is a significant decline in the value of the Fund’s portfolio, this may impact the asset coverage levels for the Fund’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could impair the Fund’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics (such as COVID-19), epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the European Union or the European Monetary Union, continued changes in the balance of political power among and within the branches of the U.S. government, a default on U.S. debt and government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against other safe haven currencies, such as the Japanese Yen and the Euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

In addition, risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government have led in the past, and may lead in the future, to short-term or prolonged policy impasses, including, among other things, related to the U.S. federal debt ceiling or a failure to approve funding to operate the government, which could result in a default on U.S. debt. A default on U.S. debt or a failure to approve a budget could have negative consequences for interest rates, the ability of our portfolio companies to finance their operations and our business. As a result, ratings agencies may lower or threaten to lower the long-term sovereign credit rating on the United States. On August 1, 2023, Fitch Ratings lowered its long-term rating on U.S. sovereign debt to “AA+” from “AAA,” citing governance concerns, among other things. This and any similar developments could cause interest rates and borrowing costs to rise, which may negatively impact our business, financial condition and results of operations. Similar policy impasses within the U.S. government could, and have, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

The effects described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in the U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can, and have, been effectuated through executive order. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate and changes to regulatory enforcement priorities. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Fund may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Fund and its ability to achieve its investment objective.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as SOFR, LIBOR, EURIBOR, Sterling Overnight Index Average (“SONIA”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the net asset value of our common shares and our rate of return on invested capital.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common shares less attractive if we are not able to increase our dividend rate.

Because we intend to borrow money, and may issue preferred shares to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred shares, which could reduce our net investment income.

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser. To the extent that the floating interest rates applicable to our debt investments are subject to a negotiated cap or floor, we may be unable to capitalize upon favorable market fluctuations in interest rates. These risks are more pronounced in the current environment because, while interest rates were historically low in recent years, the Federal Reserve has been increasing the federal funds rate to address inflation.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

The Fund may be exposed to financial instruments that are tied to the London Interbank Offered Rate (“LIBOR”) to determine payment obligations, financing terms, hedging strategies or investment value. The Fund’s investments may pay interest at floating rates based on LIBOR or may be subject to interest caps or floors based on LIBOR. The Fund may also obtain financing at floating rates based on LIBOR. Derivative instruments utilized by the Fund may also reference LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. LIBOR can no longer be used to calculate new deals as of December 31, 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative. Overnight and 12-month US dollar LIBOR settings permanently ceased as of June 30, 2023. 1-, 3-, and 6-month U.S. dollar LIBOR settings will continue to be published using a synthetic methodology until September 2024. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate. Neither the effect of the LIBOR transition process nor its ultimate success can yet be known.

As an alternative to LIBOR, the Financial Reporting Council, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with SOFR, a new index calculated by reference to short-term repurchase agreements, backed by Treasury securities. Abandonment of, or modifications to, LIBOR could have adverse impacts on newly issued financial instruments and any of our existing financial instruments which reference LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of, new hedges placed against instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments. Moreover, these alternative rate-setting provisions may not be designed for regular use in an environment where LIBOR ceases to be published, and may be an ineffective fallback following the discontinuation of LIBOR.

On March 15, 2022, President Biden signed into law the Consolidated Appropriations Act of 2022, which among other things, provides for the use of interest rates based on SOFR in certain contracts currently based on LIBOR and a safe harbor from liability for utilizing SOFR-based interest rates as a replacement for LIBOR. The elimination of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

In addition, a liquid market for newly-issued instruments that use a reference rate other than LIBOR still may be developing. There may also be challenges for Silver Point to enter into hedging transactions against such newly-issued instruments as the market for such hedging transactions develops. All of the aforementioned may adversely affect our performance or net asset value.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Specialty Lending Fund

Date: November 8, 2023	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: November 8, 2023	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer