Form 10-K
period 2023-12-31
Silver Point Specialty Lending Fund
filed 2024-03-21
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56533

Silver Point Specialty Lending Fund

(Exact name of Registrant as specified in its Charter)

Maryland	47-1577585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Greenwich Plaza, Suite 1 Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 542-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2023 has not been provided because there is no established market for the Registrant's shares of common stock.

As of March 20, 2024, the Registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

SIGNATURES	88

PART I

Item 1. Business.

The Fund

Silver Point Specialty Lending Fund (the "Fund" or the "Company") is a specialty finance company focused on investing in senior secured loans to private U.S. middle market companies. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2023, the portfolio median EBITDA for our portfolio companies was $76.4 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

We are an externally managed closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We reserve the right to operate as a non-diversified company within the meaning of the Investment Company Act. However, our portfolio currently meets, and may from time to time in the future meet, the diversification standards of a diversified company as defined in the Investment Company Act.

Silver Point Specialty Credit Fund Management, LLC (the "Adviser"), a Delaware limited liability company and wholly owned subsidiary of Silver Point Capital, L.P. ("Silver Point"), serves as our investment adviser and administrator. Subject to the supervision of the Fund's board of trustees ("Board of Trustees", the "Board" or the "Trustees"), our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required. We believe our Adviser will be able to leverage Silver Point’s existing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors to source attractive investment opportunities.

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $26.6 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Our Adviser believes the middle market lending environment is attractive throughout the credit cycle as a result of the following (i) growing demand for non-traditional lenders, (ii) trajectory of the middle market environment, (iii) dynamics of middle market lending conditions and (iv) the niches of the specialty lending market, which we believe our Adviser has the credit expertise and sourcing relationships on which to capitalize. The reduced competition and barriers to entry within these deals may allow us to originate and purchase loans at premium economics and with better creditor protections than those available in the broader market. Please refer to “—Market Opportunity” for more information on our Adviser’s views on the middle market lending environment.

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since our inception on July 1, 2015 through December 31, 2023, we have invested approximately $3.4 billion in 230 portfolio companies, excluding any subsequent exits or repayments.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Adviser

Our Adviser will utilize Silver Point’s investment team, including its founders, Edward A. Mulé and Robert J. O’Shea, which has significant experience in direct loan origination and investing in and managing loan portfolios across multiple credit cycles. Silver Point’s direct lending platform was formed in 2002, seeking to replicate the success the founders had in building and managing Goldman Sachs’ credit and special situations investing businesses together in the mid-to-late 1990s and in creating Goldman Sachs’ direct lending business in 1996 to focus on middle market loans. Mr. O’Shea was hired by Goldman Sachs in 1990 to establish its global bank loan trading business, which he built from the ground up. He also led all of Goldman Sachs’ high yield bond and bank loan underwriting, trading, sales, capital markets, and research businesses.

Since its inception, Silver Point designed and built its business model for its credit investing platform, including its direct lending platform, to have the deep resources, expertise and capital to invest in global credit markets. In the direct lending business, we believe our Adviser will be able to leverage Silver Point’s broad and longstanding sourcing relationships, rigorous underwriting process, structuring expertise, and portfolio monitoring and asset management capabilities to originate and manage attractive middle market loans throughout credit cycles on terms that are better than those available in the broader market.

As of December 31, 2023, Silver Point had approximately $26.6 billion of investable assets across its funds (including leverage for applicable funds). As of December 31, 2023, Silver Point had over 315 employees, of which 104 are investment professionals who may have responsibilities to the Fund and to other investment vehicles. Silver Point has a highly experienced infrastructure team of over 185 professionals in legal and compliance, operations, accounting and finance, investor relations and human resources.

Our Adviser is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The principal executive office of our Adviser is located at Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830. Subject to the supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required.

Investment Strategy

We seek to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings.

While co-managing Goldman Sachs’ global special situations businesses in the mid-to-late 1990s, Mr. Mulé and Mr. O’Shea identified and capitalized on what they believed to be a distinct opportunity in specialty lending. Mr. Mulé and Mr. O’Shea found that having the ability to conduct independent credit analysis, understand and underwrite complex situations, offer customized and creative solutions and provide borrowers speed and certainty of execution enabled them to source and underwrite what they believed to be attractive loans. In their experience, the necessity of these particular skills created barriers to entry for other lenders and thereby reduced competition, which offered the opportunity to negotiate more favorable downside protection, and/or enhanced economic terms than available in the broader markets.

Our strategy is much the same as Mr. Mulé’s and Mr. O’Shea’s in the mid-to-late 1990s. We are generally opportunistic in our investment approach in the specialty lending space and specifically seek to source less competitive investment opportunities. We leverage our differentiated and longstanding sourcing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers and investors, and seek to capitalize on our reputation as an experienced and sophisticated investor within the credit markets. These opportunities typically exist for the Fund because of our Adviser’s ability to (i) conduct independent in-depth due diligence, valuation, and collateral analyses and understand complexity, (ii) offer creative and/or single-lender solutions that are responsive to a borrower’s unique needs; and (iii) provide speed and certainty of execution, all of which can limit the number of lenders able to underwrite the loan. We believe the barriers to entry and therefore reduced competition in specialty lending allow us to originate loans with downside protection at better economic terms, and we seek to deliver better risk-adjusted returns than generally available in the broader market.

We typically seek to originate senior secured, performing, floating rate loans. We invest opportunistically across industries and target borrowers that typically have some or all of the following characteristics: consistent income and stable cash flow generation; a business of strategic importance or with a dependent customer base; attractive loan-to-values; strong collateral value; and expected ability to preserve capital in a downturn. As fundamental credit investors, with experience in successfully managing portfolios through declining market environments, we generally approach structuring our loans with a focus on understanding the risk of loss, analyzing these risks through comprehensive due diligence, assessing the potential severity of loss of principal, and mitigating risk where possible through customized structure and documentation, through which we seek to implement creditor protections that we believe are necessary, but often overlooked by our competitors.

Investment Portfolio

Our investment portfolio is primarily composed of middle market companies that may utilize our investment to support their businesses in a variety of ways, including enhancing organic growth, pursuing acquisitions, recapitalizing their businesses, and expanding product offerings.

As of December 31, 2023, we had investments in 81 portfolio companies with an aggregate fair value of $876.2 million. The corresponding average investment size of our portfolio at fair value was approximately $10.8 million. As of December 31, 2023, the largest single investment based on fair value represented 2.9% of our total investment portfolio. We generally target investments in first lien debt, which we believe offers attractive risk-adjusted return characteristics. As of December 31, 2023, the fair value of our portfolio was invested approximately 93.8% in first lien secured debt, 0.7% in second lien debt, 0.4% in subordinated debt, 2.2% in equity investments and 2.9% in other investments. As of December 31, 2023, based on fair value, approximately 88.8% of our investments were in U.S. companies.

As of December 31, 2023, the gross unlevered yield on our portfolio was 12.5% and yield on performing debt portfolio was 13.4% with a remaining weighted average term of 3.4 years. As of December 31, 2023, approximately 91.5% of our total debt investments at fair value (or 93.3% of our performing debt investments) bore floating interest rate. The performing debt investments with floating rates had an average spread over the Secured Overnight Financing Rate (“SOFR”) of approximately 725 basis points. 6.7% of our performing debt investments were fixed rate investments, which had an average interest rate of 10.3% (without considering the impact of the interest swaps). From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps (refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivatives and Hedging” for further details). With the impact of the interest rate swaps, approximately 97.6% of our performing debt investments based on fair value were effectively floating rate investments at December 31, 2023. As of December 31, 2023, there was a non-accrual loan associated with 1 portfolio company, representing 1.8% of cost and 1.8% of fair value in our portfolio, respectively.

For the year ended December 31, 2023, we funded $275.4 million in 28 new portfolio companies and $56.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.5 years. For the same period, we received $278.9 million of aggregate repayments, paydowns and sales.

Since commencement of our investment operations on July 1, 2015 through December 31, 2023, we have fully exited investments in 149 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.3%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses” for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. During the period from our formation through December 31, 2023, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act.

Market Opportunity

We seek to accomplish our investment objective through leveraging the Silver Point investment platform and Silver Point’s significant expertise investing in credit markets, which we believe enable us to source and identify less competitive and/or mispriced market opportunities, regardless of market conditions. We believe the middle market lending environment, and in particular our focus area within middle market lending, is attractive throughout the credit cycle as a result of a combination of the following:

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2023 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, it was reported that, in 2023, revenues increased for 83% of middle market companies at an average rate of 12.4%, representing two new high marks for the middle market. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

Specialty Lending Market. We believe that middle market lending opportunities yield higher returns with better creditor protections when compared to broadly syndicated loan opportunities and that a unique opportunity exists for specialty lenders with differentiated sourcing channels and underwriting expertise to structure deals with more favorable terms than the broader market. We believe there persists a void in the market for deals where the borrower is in an industry or position that requires the lender to (i) conduct independent in-depth enterprise and collateral analysis and /or understand complexity, (ii) offer creative customized solutions and/or (iii) provide capital with speed and certainty of execution. We believe the reduced competition and barriers to entry within these deals allow us to originate loans at a risk-adjusted return premium to the broader market and to secure relatively stronger covenant packages, which provides our loans with significant downside protection.

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

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be significantly increased demand for private credit and we believe this will continue well into 2024. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape. Refer to “Item 1A. Risk Factors” for further information on related risks.

Competitive Advantages

As a wholly owned subsidiary of Silver Point, a multi-billion dollar global credit investment firm founded in 2002, our Adviser shares the same management team and is engaged in lines of business that provide it advantages to origination, credit underwriting and risk assessment of markets and relative value. Accordingly, we believe our Adviser’s advantages over other middle market lenders are effectively those of Silver Point, including:

Experienced Investment Team. Silver Point’s founders each have over 30 years of experience in financial markets, and have worked together since the mid-1990s building and managing businesses and investing capital in the global credit markets, including originating loans to middle market companies. Additionally, the members of the senior leadership team that are dedicated to the Fund have, on average, over 20 years of industry experience, predominately in middle market lending roles.

Differentiated Origination Strategy. The investment team originates opportunities from a variety of differentiated sources, and typically seeks to focus on less competitive investments. Silver Point’s sourcing network has grown out of the relationships that it has built over 20+ years across a global credit investment platform of approximately $26.6 billion in investable assets, including advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors. These sourcing relationships are honed through Silver Point’s dedicated origination team, its broad investment platform and a dedicated trading desk that informs the market on Silver Point’s capabilities as a value-added financing source. Silver Point has established deep relationships with a broad range of financial intermediaries as a lender with differentiated abilities to understand complex financing needs and customize solutions. Silver Point’s ability to provide creative, customized solutions increases the scope of potential lending opportunities and positions us to work directly and flexibly with borrowers.

Strong Credit Analytics. Given Silver Point’s and its founders’ background and long track record of investing in the global credit markets, with a particular focus on areas of the market with high barriers to entry which require strong credit expertise, we believe the Silver Point team possesses deeper credit analysis and underwriting skills than many direct lending peers. We believe Silver Point’s ability to analyze companies and capital structures and its experience investing across industries and cycles allow us to conduct independent fundamental analyses on companies and company valuations.

Benefit of Sitting Within a Large, Sophisticated Credit Platform. We believe we benefit from sitting within a sophisticated, multi-billion dollar credit platform. The investment team originates opportunities from a variety of differentiated sources, and typically seeks to focus on financings where we believe we have an edge. We will leverage (i) Silver Point’s industry-focused investment analysts for sector expertise, and (ii) Silver Point’s dedicated trading desk, which has well established relationships with Wall Street. We benefit from Silver Point’s active credit trading business, which consistently has a view of where relative risk across the entire capital structure is pricing in public markets, to appropriately price our directly originated loans and opportunistically purchase mispriced performing loans in the secondary market. Additionally, while Silver Point’s core middle market origination strategy is focused on corporate cash flow lending, the platform includes a dedicated team with an expertise on sourcing specialty asset based financings, which are loans collateralized by hard assets, typically real estate. Silver Point also has a team whose role is to study and inform Silver Point’s top-down views of markets, including having a view of where we are in a business and credit cycle. The work done by this team, and Silver Point more broadly, creates insight into important cyclical patterns or macro developments and potential risks to the lending portfolio.

Business Valuation. Silver Point’s deep investment team, which includes sector-focused analysts, possesses significant insight across industries, encompassing both company-specific and top-down views on the sector. We believe Silver Point’s extensive credit underwriting experience through multiple credit cycles provides unique capabilities in understanding and valuing companies, allowing it to identify attractive risk/reward opportunities, reach judgments quickly compared to traditional lending sources, and deliver attractive financing solutions.

Structuring Skills. Enhanced by its restructuring and asset management background, Silver Point approaches its due diligence process for lending opportunities with a primary emphasis on understanding the drivers of potential risk of loss, assessing the likelihood of occurrence and resulting risk and severity of principal loss, and determining whether it can mitigate these risks through additional diligence and/or structuring. As such, Silver Point emphasizes strong credit facility structuring and documentation through protections such as strong financial and negative covenant packages, complete and customized events of default, scheduled amortization, and comprehensive collateral packages. Silver Point will often act as the sole or lead lender, and seeks to take an active role in asset management when necessary. We believe our Adviser’s experience and dedicated capital increases our ability to provide creative, customized, “one-stop” solutions, which broadens the scope of potential lending opportunities and positions us to work directly and flexibly with borrowers.

Portfolio Monitoring and Asset Management Skills. The Silver Point team has a successful track record of managing originated loans and credit investments throughout multiple credit cycles. We believe strong asset monitoring and management capabilities are a core component to successfully investing through business and credit cycles. The team constantly reviews and evaluates investment fundamentals and performance, current and expected catalysts, covenants, cash flows, and other relevant events. To the extent a loan in the portfolio underperforms, Silver Point’s strong up-front structuring and documentation coupled with its extensive asset management expertise enhances its ability to successfully manage the loan.

Access to our Adviser’s Deep Restructuring and Workout Expertise. The team also benefits from access to Silver Point’s extensive experience in leading company reorganizations and workout situations. We believe this expertise provides the team with an edge when structuring a loan; we believe it gives Silver Point an advantage in understanding the potential risk of loss, assessing the likelihood of occurrence, and determining structural ways to mitigate against those potential risks. We believe that through thoughtfully established covenants and structure, Silver Point is better able to see early warning signs in our loans, allowing it to proactively address issues that may arise. In instances where a company may encounter financial trouble, the team has access to Silver Point’s dedicated workout team, which we believe is a point of differentiation for Silver Point. We believe that this background in restructurings and workouts allows Silver Point to better understand how to protect the downside upfront, mitigate risk of loss, and maximize investment returns.

Strong Alignment of Interest. Silver Point’s affiliates currently beneficially own approximately 18% of our common shares, which we believe provides a strong alignment of interest with our Shareholders.

Investment Criteria

Silver Point seeks to identify attractive risk-adjusted lending opportunities with stable income generation. It seeks to be opportunistic in identifying companies that align with our mandate, but generally targets companies that it believes have some or all of the following characteristics:

•
Companies that it believes operate in stable or more predictable industries;

•
Companies it believes have strong competitive market positions, either as broad market leaders or leaders of the immediately relevant market such companies operate in;

•
Companies it believes have a high likelihood of long-term sustainability, and those that provide critical products or services to customers;

•
Companies it believes have stable free cash flow profile, allowing for consistent reduction in leverage and ability to repay debt over time;

•
Companies it believes have strong management and an alignment of interest between management, ownership and its lenders; or

•
Companies it believes allow for the preservation of value in downside scenarios, which may include:

•
a likelihood that there are strategic buyers for the company;

•
multiple business lines and/or uncorrelated sources of value allowing for multiple ways for a secured lender to recover value; or

•
significant hard or monetizable assets that can cover the secured loan or reduce the severity of loss in a downside scenario.

Silver Point also seeks to make investments in companies where it is able to influence the terms of such investments through the creation of customized documentation at underwriting, and also where it is a sole or large lender thereby giving us a meaningful control position in the event of future underperformance and necessity for a restructuring or workout. We believe that Silver Point’s investment professionals have differentiated experience with complex credit documentation and restructurings/workouts. We therefore value lending opportunities where Silver Point will have the necessary control to leverage its expertise to create better downside protection through documentation and structuring, consistent with our overall goal of preserving capital.

Investment Process

Silver Point’s investment process is robust. We have experienced, senior professionals in each of the following functional areas of the investment process: deal sourcing and origination, due diligence and analysis, structuring and documentation, portfolio monitoring, asset management and investment committee review.

Sourcing and Originations. Silver Point has a broad sourcing network, as well as a dedicated sourcing team, consisting of (i) dedicated originators calling on advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers and investors; (ii) investment analysts covering sectors and companies, seeking to identify unique lending opportunities; (iii) a dedicated trading desk in regular dialogue with broker-dealers on primary market opportunities for deals where Silver Point can act as an anchor order and thereby influence and improve deal terms, and opportunistically purchase mispriced performing loans; and (iv) an asset management team working closely with the advisory community. Silver Point leverages all of these networks with the goal of receiving an exclusive invitation to conduct diligence on potential deals and/or to identify less competitive situations where our capital and our involvement are valued by the counterparty.

Due Diligence and Analysis. Rigorous analysis and diligence are performed on all high-potential investment ideas, including a review of the strength, quality, stability and cyclicality of the business and industry, financial performance, capital structures, risks, collateral value, catalysts, indicative terms, key structural protections, severity of potential loss in a downside, and ultimately risk-adjusted returns. Silver Point typically leverages private information from prospective borrowers to conduct due diligence, allowing it to perform more granular due diligence than is possible when relying solely on public information. Silver Point complements private level diligence with a review of relevant available public information on the company, and its competitors and/or relevant industry. Depending on the specific circumstances surrounding the company or investment opportunity, Silver Point’s work may include:

•
Multiple in-person meetings with management to review the company, the market(s) it operates in, its competitive positioning within such markets, key business or market risks and other company-specific factors, and to assess management’s abilities to operate the business;

•
An independent review of these same issues, often with the assistance of independent market experts, including current and former executives, to corroborate, validate and challenge the critical issues and conclusions;

•
A review of historical and projected financial information, including main drivers of revenue, expenses and free cash flow, and assessment of fixed versus variable costs;

•
A review of all potential collateral, which may include third-party appraisals or valuations if determined to be appropriate;

•
Direct discussions with key customers, suppliers and other constituents critical to the company’s success;

•
A review of significant contracts that have the potential to impact revenue or profitability, with a specific focus on potential risks surrounding such contracts in a potential future downside scenario;

•
An assessment of exogenous factors that could impact the company, including challenges to existing laws or regulations that may be of critical importance to the company;

•
A review of loan documentation, and in instances of shared collateral, inter-creditor or collateral management agreements; and

•
Background checks on key management and principal ownership.

Structuring and Documentation. We believe that Silver Point’s credit and restructuring background gives it an advantage as it seeks to create documentation to protect against downside risks. Silver Point’s investment team is disciplined in structuring investments, seeking to protect capital across credit cycles. Credit and collateral agreements are prepared with a focus on the key risks that are identified through due diligence, along with Silver Point’s analysis of how these risks can be mitigated through the documentation process. These strategies may include (i) bespoke or customized financial covenants or events of default specifically designed to address a leading indicator of future performance volatility, (ii) scheduled amortization payments and mandatory prepayment provisions designed to ensure the loan is appropriately de-levering, and / or (iii) comprehensive collateral packages with a focus on ensuring proper lien perfection for us as a prospective secured creditor and insulating key sources of value from other potential future creditors. Silver Point believes having appropriate loan documentation is important in protecting creditor interests and preserving a lender’s equity cushion. Consequently, the structuring and documentation process is considered a key part of Silver Point’s underwriting and ultimate investment decision, rather than a perfunctory step in the process of closing a loan.

Portfolio Monitoring. Silver Point stresses the importance of portfolio monitoring, with a focus on tracking a borrower’s monthly and quarterly financial and operating reporting obligations. These responsibilities include reviewing and reporting to management of our Adviser on the financial and operating performance of portfolio companies, in addition to frequent communication with management teams. Silver Point’s investment analysts track competitors, suppliers, and key customers as well as peer activity in the capital markets, valuation multiples for relevant transactions and pricing for relevant financings. The goal of Silver Point’s portfolio monitoring is to track actual performance relative to our original underwriting thesis on an ongoing basis and to maintain a real-time view of the credit so that we can act decisively if an amendment or modification is required.

Asset Management. Silver Point focuses on asset management as a means to protect capital. We believe the combination of intelligent underwriting decisions, properly structured loans and early and active management of a loan in the event of potential or actual covenant breach allows us to minimize risk of loss and protect capital. Silver Point re-underwrites our risk with every loan amendment, with the investment team assessing (i) whether we would originate the loan again at the current exposure and risk levels at that point in time, and if so, (ii) where the current risks should be priced today. Silver Point’s answers to these questions will influence our willingness to extend further credit or de-risk our exposure to the economic terms we require as a part of a potential amendment. Additionally, we believe Silver Point’s due diligence process and its ability to maintain an independent view on credit risk and value is critical to informing capital preservation decisions.

Investment Committee. Silver Point has an experienced and established committee-driven investment process, with a focus on maximizing value and reducing risk. Silver Point’s investment process includes both a bottom-up credit evaluation of individual positions and a top-down view on markets and macro risk. Mr. Mulé, our portfolio manager, has primary investment authority, with the Investment Committee providing input. In addition to Mr. Mulé, the Investment Committee includes Michael Gatto, a partner of our Adviser, Anthony DiNello, a Managing Director of our Adviser and President of the Fund, Matt Sheahan, a Managing Director of our Adviser and Taylor Montague, a Managing Director of our Adviser. When appropriate, a senior industry-focused investment analyst also participates in the Investment Committee.

Members of our Adviser’s Investment Committee will generally meet both prior to the undertaking of due diligence on a prospective investment, as well as following the completion of due diligence. Investment committee meetings are conducted in a discussion format, on the basis of a comprehensive investment memorandum prepared by the execution deal team. These memoranda will review, among other things, the merits of the investment opportunity, the primary areas of diligence conducted or to be conducted, the key risks and potential outcomes to the proposed investments in downside scenarios, multiple financial projection cases constructed by the execution deal team, our independent perspective of the borrower, and a comprehensive review of key document provisions and structural considerations and/or enhancements. The Investment Committee engages in discussion and debate on all prospective investments, as well as assessing relative value and risk-adjusted return compared to the existing portfolio and other opportunities in the market. Investment decisions require approval of the Investment Committee.

The Investment Committee also is involved in:

•
Determining position sizing;
•
Monitoring portfolio level diversity, including position, industry and asset type concentrations and diversification;
•
Periodic investment monitoring;
•
Any increase in commitment to an existing portfolio company;
•
Reviewing existing positions for potential disposition if appropriate; and
•
Approving material amendments to credit documents.

Additionally, the Investment Committee benefits from Silver Point’s separate Markets Committee, which maintains a real-time top-down view on markets and macroeconomic risks, which are applied across all of Silver Point’s investment strategies. The Markets Committee helps the Investment Committee form a view on the stage of the current business and credit cycles and the outlook for credit risk assets. This top-down, macro view helps inform the underwriting decisions of specific industries and companies, and how Silver Point expects they will perform given the current business and credit cycles, and also helps us appropriately price the risks we are underwriting.

Formation History and the Trust Conversion

We were formed as a Delaware limited liability company under the name SPCP Group VII, LLC on July 31, 2014. On April 1, 2015, we changed our name to Silver Point Specialty Credit Fund, L.P. and converted to a Delaware limited partnership. We commenced our investment activities as a private investment fund on July 1, 2015. Effective November 15, 2021, we changed our name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland (the “Trust Conversion”) in preparation for our election to be treated as a BDC under the Investment Company Act. On December 30, 2021, we made an election to be treated as a BDC under the Investment Company Act. The Fund’s Trust Conversion was a change in legal form only, and there were no material changes to the Fund’s fee structures, underlying portfolio or accounting policies.

Upon the Fund’s Trust Conversion, the former limited partners received common shares with an aggregate net asset value equal to that of their limited partner interests on the Trust Conversion date. Based on our aggregate net asset value at November 15, 2021 of approximately $553.6 million, the Fund issued 36,907,451.43 common shares. Silver Point Specialty Credit Fund GP, LLC, the general partner prior to the Trust Conversion, received its pro rata share of the Fund, equaling 3,366.47 of the Fund’s common shares, which represented 0.01% of the common shares outstanding immediately after the Trust Conversion. Our limited partners prior to the Trust Conversion received 36,904,084.96 common shares, which represented 99.99% of our common shares outstanding immediately after the Trust Conversion. Each of our outstanding partner interests was converted into common shares having a net asset value of $15 per share, which represented 100% of the dollar amount of our aggregate net asset value of both the limited partner interests and the general partner interests. The shares received by the partners and any other affiliates do not provide any registration rights.

We elected to be regulated as a BDC under the Investment Company Act on December 30, 2021. There are no material differences between the underwriting standards used to originate our existing investments and the underwriting standards implemented following our election to be treated as a BDC. Under the Exchange Act, we are required to file periodic reports, proxy statements and other information with the SEC.

Shareholder Agreements

We have entered into agreements with each of our Shareholders (the “Shareholder Agreements”).

Limited Life and Liquidity Event. Pursuant to the Shareholder Agreements, among other things, the Fund may make investments through June 30, 2025 (the “Investment Period”). After the end of the Investment Period, the Fund may only make (i) temporary investments; (ii) follow-on investments in existing investments; and (iii) investments (a) for which the Adviser has received internal approval prior to the end of the Investment Period, (b) which are substantially in process or under active consideration by the Adviser prior to the end of the Investment Period, or (c) as to which the Fund has entered into a definitive agreement, letter of intent, memorandum of understanding or similar document prior to the end of the Investment Period; provided, that the Fund shall not make any new investments pursuant to clauses (a) and (b) after June 30, 2026.

Additionally, the Shareholder Agreements provide that prior to the end of the Investment Period one or more of the Fund, the Adviser or any of their affiliates or third parties may provide each Shareholder who is not an affiliated person of the Fund, the Adviser or any of their affiliates the opportunity to sell for cash all of their shares of the Fund at a price not less than the then-current net asset value (“NAV”) per share (a “Liquidity Event”). If a Liquidity Event does not occur prior to the end of the Investment Period, the Fund will use its best efforts to wind down, liquidate and dissolve commencing on July 1, 2027 (which may be extended to July 1, 2028 by the Adviser); however, if a Liquidity Event occurs prior to the end of the Investment Period, the Fund shall continue to exist and make investments until the Board of Trustees or Shareholders determine to liquidate and dissolve the Fund in accordance with our Governing Documents.

Pursuant to the Shareholder Agreements, each Shareholder has agreed that, in connection with the winding down of the Fund or following a Liquidity Event, the Board of Trustees may elect in its sole discretion to (i) cause the Fund or any successor entity to cease to be regulated as a BDC under the Investment Company Act and (ii) effect a restructuring of the Fund by causing the Fund to convert to, merge with, and/or directly or indirectly transfer all or any portion of its assets to a successor entity, provided that if a Shareholder does not elect to sell of its shares in connection with the Liquidity Event, such Shareholder shall be entitled to receive equity interests in the successor entity with the same value as its shares of the Fund.

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the Investment Company Act, our total borrowings are limited and we are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 200% immediately after such borrowing. This means that we can borrow up to $1 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

Potential Conflicts of Interest

We may have conflicts of interest arising out of the investment advisory activities and other operations of Silver Point. Silver Point, and certain of its principals, investment professionals, employees and investment committee members currently do, and in the future expect to, serve as investment advisers, officers, trustees or principals of entities or private funds that operate in the same or a related line of business as us and/or of private funds managed by our Adviser or its affiliates. Accordingly, these individuals expect to have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our Shareholders. In addition, we note that existing affiliated investment vehicles managed by our Adviser or its affiliates have, and those formed in the future expect to have, substantially similar and/or overlapping investment objectives with our own and, accordingly, our Adviser and/or its affiliates expect to face conflicts in allocating investment opportunities between us and such other entities. In certain circumstances, negotiated co-investments by us and Silver

Point, certain of its affiliates and certain funds managed and controlled by our Adviser may be made pursuant to an exemptive order from the SEC permitting us to do so. Although Silver Point will endeavor to allocate investment opportunities in a fair and equitable manner over time, it is possible that we will not be given the opportunity to participate in investments made by other clients managed by our Adviser. We and our Adviser have received an exemptive order from the SEC that allows us greater flexibility to negotiate the terms of co-investments if our Board of Trustees determines that it would be advantageous for us to co-invest with other affiliated funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1A. Risk Factors—Silver Point, its principals, investment professionals and employees and the members of its investment committee have certain conflicts of interest.”

Competition

Our primary competitors provide financing to middle market companies and include other business development companies, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships.

In addition, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. Our investment strategy depends in part on our ability to source investment opportunities in which the participation of traditional financing sources is limited. We believe that the relationships of the senior members of our Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this annual report and the other reports and documents filed by us with the SEC.

Risks Related to Current Market Conditions

•
We are subject to risks associated with general economic and market conditions.
•
We are subject to risks related to inflation.
•
Market disruptions and other geopolitical events could create market volatility that negatively impacts our business, financial condition and results of operations.

Risks Relating to Our Business and Structure

•
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.
•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered investment company, which would subject us to additional regulatory restrictions.
•
We are dependent upon management personnel of our Adviser for our future success.
•
Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•
Silver Point, its principals, investment professionals and employees and the members of its investment committee have certain conflicts of interest because they manage other investment vehicles and accounts to which they have obligations and duties that may not be in our best interests.
•
Our financial condition and results of operations depend on our ability to manage future growth effectively.
•
Our ability to grow depends on our ability to raise additional capital.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.
•
We may use leverage, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
A majority of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.
•
Any inability to renew, extend, replace or refinance the Fund's debt arrangements prior to their respective maturities could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders.

•
In addition to regulatory restrictions that restrict our ability to raise capital, the Fund's debt arrangements contain various covenants which, if not complied with, could accelerate repayment, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
•
We operate in a highly competitive market for investment opportunities.
•
Our Adviser will be paid a management fee even if the value of your investment declines and our Adviser’s incentive fees may create incentives for the portfolio management team to make certain kinds of investments.
•
Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.
•
As a regulated BDC, we are subject to regulatory risks.
•
If we fail to comply with Section 404 of the Sarbanes-Oxley Act we may not be able to accurately report our financial results or prevent fraud which may adversely affect us.
•
Our Board of Trustees may change our investment objective, operating policies and strategies without prior notice or Shareholder approval.
•
Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.
•
Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•
Our Adviser’s responsibilities and its liability to us are limited under our investment advisory agreement (the “Advisory Agreement”), which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Material non-public information may restrict our ability to make some investments.
•
Certain investors are limited in their ability to make significant investments in us.
•
We may experience fluctuations in our quarterly results.
•
We are exposed to risks associated with changes in interest rates.
•
Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Adviser.
•
New market structure requirements applicable to derivatives could significantly increase the costs of utilizing over the counter (“OTC”) derivatives.
•
Proposed position aggregation requirements may restrict the swap positions that our Adviser may enter into.
•
We may be required to dispose of investments at an inopportune time if a Liquidity Event does not occur prior to the end of the Investment Period.
•
We are dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
•
Terrorist attacks, acts of war, or natural disasters may impact the businesses in which we invest, and harm our business, operating results, and financial conditions.
•
We are subject to risks related to our management of environmental, social and governance (“ESG”) activities.

Risks Relating to Our Investments

•
Our investments are speculative and involve significant risk.
•
Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.
•
We may invest in U.S. government issued or guaranteed securities that involve special risks.
•
Investing in real estate related investments involves a number of significant risks.
•
Certain loan investments may be subject to the risks inherent in the ownership of real property to the extent that real property may be underlying collateral for such investments.
•
Our Adviser and our sourcing channels may not present us with a sufficient volume of investments.
•
Our due diligence investigation may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating an investment opportunity.
•
Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted for the Fund, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Securitization of our assets subjects us to various risks.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

•
There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•
Significant risks that could affect financial institutions to which we are exposed may affect our business.
•
Our investments in non-traded equity may involve a high degree of business and financial risk.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
We invest in “covenant-lite” loans, which could have reduced creditor protections.
•
We may be exposed to special risks associated with bankruptcy cases.
•
Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.
•
We will be exposed to risks if we engage in hedging transactions.
•
There are special risks associated with derivative instruments we may enter into.
•
Original Issue Discount and Payment-in-kind Interest may affect our incentive fees.

Risks Relating to Our Common Shares

•
Investing in our common shares involves a significant degree of risk.
•
The common shares will not be insured or guaranteed by any person or entity.
•
Affiliates of Silver Point have significant influence over us, including having approximately 18% of the vote for matters that require the approval of Shareholders, which could limit your ability to influence the outcome of matters submitted to Shareholders for a vote.
•
Two of our current Shareholders beneficially own 31.7% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval.
•
Common shares are not registered under the securities laws of any jurisdiction and therefore are subject to restrictions on transfer under the Securities Act and any similar U.S. state or non-U.S. laws, as applicable.
•
No market exists for the common shares of the Fund, and it is possible that none develops.
•
We may in the future determine to issue preferred shares, which could adversely affect the rights of holders of our common shares.
•
We may not be able to pay distributions on our common shares, and our distributions may not grow over time.
•
Changes in tax laws could affect our business or an investment in our common shares.
•
We and our Shareholders may recognize taxable income without a corresponding receipt of cash.
•
An investment in the Fund may have adverse consequences for tax-exempt and Non-U.S. Shareholders.

Investment Management Agreement

The Fund is party to an Advisory Agreement, pursuant to which the Fund pays its Adviser a fee for investment management services consisting of a management fee and an incentive fee, which costs are ultimately borne by our Shareholders.

Subject to the overall supervision of our Board of Trustees and in accordance with the Investment Company Act, our Adviser will manage our day-to-day operations and provide investment advisory services to us. Under the terms of the Advisory Agreement, our Adviser will be responsible for the following:

•
managing our assets in accordance with our investment objective, policies and restrictions;

•
determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•
identifying, sourcing, researching, evaluating and negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•
closing and monitoring our investments;

•
determining the securities and other assets that we will purchase, retain or sell;

•
performing due diligence on prospective portfolio companies; and

•
providing such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of funds, including providing operating and managerial assistance to us and our portfolio companies, as required.

The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Pursuant to the Advisory Agreement, we agree to pay our Adviser a fee for its investment advisory and management services consisting of two components, a base management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by our Shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of our Shareholders’ aggregate net capital contributions on the last day of each calendar quarter (and 0.25% of unfunded commitments during the commitment period which effectively ended on the Trust Conversion date). The Management Fee is payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated.

At December 31, 2023 and December 31, 2022, Management Fees payable were $1.0 million and $1.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Management Fees incurred were $4.1 million, $4.1 million, and $3.3 million, respectively and the management fee offset was zero, zero and $(0.6) million, respectively (see Note 3 to the consolidated financial statements).

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on our income (“Income Incentive Compensation”), and a portion is based on our capital gains (“Capital Gains Incentive Compensation”).

Quarterly Income Incentive Compensation. For purposes of calculating the Income Incentive Compensation, pre-incentive compensation net investment income means interest income, dividend income and any other income accrued or earned, minus operating expenses (including Management Fees, expenses payable under any advisory agreement or sub-administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding Incentive Fees) for the applicable period. Pre-incentive compensation net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-incentive compensation net investment income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty). Pre-incentive compensation net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Income Incentive Compensation will be paid to our Adviser quarterly in arrears with respect to the Fund’s pre-incentive compensation net investment income in each calendar quarter as follows:

(1) no amount in any calendar quarter in which the Fund’s pre-incentive compensation net investment income in the current calendar quarter and each of the 11 preceding calendar quarters (the “Trailing Twelve Quarters”) does not exceed the “Hurdle Rate Amount”, which is determined on a quarterly basis by multiplying 1.75% (7.00% annualized) by the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters;

(2) 100% of the Fund’s pre-incentive compensation net investment income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Rate Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 2.0588% (8.2353% annualized) and the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and

(3) for any calendar quarter in which the Fund’s pre-incentive compensation net investment income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, 15% of the amount of the Fund’s pre-incentive compensation net investment income, if any, that exceeds the Catch-Up Amount for such Trailing Twelve Quarters.

The Catch-Up Amount is intended to provide our Adviser with incentive compensation of 15% on all of the pre-incentive compensation net investment income during the relevant Trailing Twelve Quarters.

These calculations will be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and shall be appropriately prorated for any period of less than three months.

The following is a graphical representation of the calculation of the Income Incentive Compensation:

Pre-incentive compensation net investment income

(expressed as a percentage of total net assets in respect of the applicable Trailing Twelve Quarters)

For the years ended December 31, 2023, 2022 and 2021, the Income Incentive Compensation was $10.7 million, $9.2 million and $7.2 million, respectively.

Annual Incentive Fee Based on Capital Gains. Capital Gains Incentive Compensation is calculated on an annual basis. For each Annual Period, we will pay our Adviser an Incentive Fee equal to (A) 15% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from the inception of the Fund until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid or allocated to our Adviser since the launch of the Fund (including amounts waived or reduced). For the avoidance of doubt, unrealized capital gains are excluded from the calculation in clause (A), above.

We will accrue, but not pay, a portion of the Capital Gains Incentive Compensation with respect to net unrealized appreciation. Under GAAP, we are required to accrue any Capital Gains Incentive Compensation that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Capital Gains Incentive Compensation, we consider the cumulative aggregate unrealized capital appreciation in the calculation, because Capital Gains Incentive Compensation would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record Capital Gains Incentive Compensation equal to 15% of such amount, minus the aggregate amount of actual Capital Gains Incentive Compensation paid in all prior periods. If such amount is negative, then there is no accrual for such period or there is reversal of previous period accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For purposes of computing the Capital Gains Incentive Compensation, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. Therefore, on a look-through basis, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Capital Gains Incentive Compensation.

For the years ended December 31, 2023, 2022 and 2021, the Capital Gains Incentive Compensation was zero, $(1.4) million and $1.4 million, respectively. Refer to Note 3 to the consolidated financial statements for further details on the clawback provisions in the Fund's governing documents.

The following examples have been included for illustrative purposes, including rounded numbers, only and should not be interpreted as the actual or anticipated performance of the Fund. Example 1 illustrates the calculation of the Income Incentive Compensation and Example 2 illustrates the calculation of the Capital Gains Incentive Compensation.

Example 1: Income Incentive Compensation

Alternative 1.1—Pre-incentive compensation net investment income does not exceed hurdle:

Assumptions

Investment income* (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate = 1.75%

Management fee(1) = 0.1875%

Other fund operating expenses(2) = 0.20%

Pre-incentive compensation net investment income*

(investment income – (management fee + other expenses)) = 0.8625%

Pre-incentive compensation net investment income does not exceed hurdle rate, therefore there is no incentive compensation.

Alternative 1.2—Pre-incentive compensation net investment income exceeds hurdle, subject to “catch-up”:

Assumptions

Investment income* (including interest, dividends, fees, etc.) = 2.25%

Hurdle rate(1) = 1.75%

Management fee(1) = 0.1875%

Other fund operating expenses(2) = 0.20%

Pre-incentive compensation net investment income*

(investment income – (management fee + other expenses)) = 1.8625%

Incentive compensation = 100% × pre-incentive compensation net investment income, subject to the “catch-up”(3)

= 100% × (1.8625% – 1.75%)

= 0.1125%

Alternative 1.3—Pre-incentive compensation net investment income exceeds hurdle and “catch-up”:

Assumptions

Investment income* (including interest, dividends, fees, etc.) = 3.00%

Hurdle rate = 1.75%

Management fee (1) = 0.1875%

Other fund operating expenses(3) = 0.20%

Pre-incentive compensation net investment income*

(investment income – (management fee + other expenses)) = 2.6125%

Incentive compensation = 15% × pre-incentive compensation net investment income, subject to “catch-up”(3)

Incentive compensation = 100% × “catch-up” + (15% × (pre-incentive compensation net investment income – 2.0588%))

Catch-up = 2.0588% – 1.75%

= 0.3088%

Incentive compensation = (100% × 0.3088%) + (15% × (2.6125% – 2.0588%))

= 0.3088% + (15% × 0.5537%)

= 0.3088% + 0.0831%

= 0.3919%

(*) The hypothetical amount of investment income and pre-incentive compensation net investment income shown is based on a percentage of total net assets.

(1)
Represents 0.75% annualized management fee on drawn capital.
(2)
Excludes financing expenses.

(3)
The “catch-up” provision is intended to provide our Adviser with incentive compensation of 15% on all pre-incentive compensation net investment income as if a hurdle rate did not apply when pre-incentive compensation net investment income equals or exceeds 2.0588% in any calendar quarter.

Example 2: Capital Gains Incentive Compensation

Alternative 2.1:

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $30 million
•
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The Capital Gains Incentive Compensation would be:

•
Year 1: None
•
Year 2: $4.5 million
•
Cumulative Capital Gains of $30 million (realized gain on the sale of Investment A) multiplied by 15%, equals $4.5 million.
•
Year 3: None
•
Cumulative Capital Gains of $25 million ($30 million from above less unrealized loss of $5 million on Investment B) multiplied by 15% equals $3.75 million. Since the $3.75 million is less than $4.5 million (paid in Year 2), no Capital Gains Incentive Compensation is paid in Year 3.
•
Year 4: $150,000
•
Cumulative Capital Gains of $31 million ($30 million from Year 2 plus $1 million realized gain on the sale of Investment B) multiplied by 15% equals $4.65 million. $4.65 million less $4.5 million (paid in Year 2) equals $150,000 of Capital Gains Incentive Compensation paid in Year 4.

Alternative 2.2:

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•
Year 4: FMV of Investment B determined to be $24 million
•
Year 5: Investment B sold for $33 million

The Capital Gains Incentive Compensation, if any, would be:

•
Year 1: None
•
Year 2: $3.75 million
•
Cumulative Capital Gains of $25 million ($30 million realized gain on the sale of Investment A less unrealized loss of $5 million on Investment B) multiplied by 15%, equals $3.75 million.
•
Year 3: $1.05 million

•
Cumulative Capital Gains of $32 million ($30 million realized gain on the sale of Investment A plus $5 million realized gain on the sale of Investment C (“Realized Gains” totaling $35 million) less unrealized loss of $3 million on Investment B) multiplied by 15% equals $4.8 million. $4.8 million less $3.75 million equals $1.05 million.
•
Year 4: None
•
Cumulative Capital Gains of $29 million ($35 million Realized Gains from above less unrealized loss of $6.0 million on Investment B) multiplied by 15% equals $4.35 million. Since $4.35 million is less than $4.8 million ($3.75 million paid in Year 2 and $1.05 million paid in Year 3), no Capital Gains Incentive Compensation is paid in Year 4.
•
Year 5: 0.9 million
•
Cumulative Capital Gains of $38 million ($35 million Realized Gains from above plus $3 million realized gain on Investment B) multiplied by 15% equals $5.7 million. $5.7 million less $4.8 million (the sum of the $3.75 million paid in Year 2 and the $1.05 million paid in Year 3) equals $0.9 million.

Indemnification

We have agreed to the fullest extent permitted by law to provide indemnification and the right to the advancement of expenses to each person who was or is made a party or is threatened to be made a party to or is involved (including as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, because such person is or was a member, trustee, officer, partner, member, shareholder, controlling person, employee, agent, consultant, representative or any other person or entity affiliated with our Adviser with respect to all claims, damages, liabilities, costs and expenses resulting from acts of our Adviser in the performance of the person’s duties under the Advisory Agreement. Our obligation to provide indemnification and advancement of expenses is subject to the requirements of the Investment Company Act and Investment Company Act Release No. 11330, which, among other things, preclude indemnification for any liability (whether or not there is an adjudication of liability or the matter has been settled) arising by reason of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties, and require reasonable and fair means for determining whether indemnification will be made. Despite these limitations, the rights to indemnification and advancement of expenses may lead our Adviser and its members, managers, officers, employees, agents, controlling persons and other persons and entities affiliated with our Adviser to act in a riskier manner than they would when acting for their own account.

Board Approval of the Advisory Agreement

Our Board of Trustees approved the Advisory Agreement on March 1, 2023, and our Shareholders approved the Advisory Agreement on March 31, 2023. In connection with approving the Advisory Agreement, the Board of Trustees focused on information it had received relating to, among other things: (a) the capabilities of the Adviser; (b) the nature, quality and extent of the advisory and other services provided to us by the Adviser; (c) comparative data with respect to advisory fees paid by other BDCs with similar investment objectives; (d) our investment performance compared to the performance of other BDCs with similar investment objectives; (e) the potential for economies of scale to be realized as our assets grow; and (f) other benefits that may accrue to the Adviser and its affiliates as a result of their relationship with us, if any. Based on the information reviewed and the discussion thereof, the Board, including the Trustees who are not “interested persons” of our Adviser, Silver Point or their respective affiliates as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”), determined that the compensation payable to the Adviser is reasonable in relation to the services provided by the Adviser and unanimously approved the Advisory Agreement.

Duration and Termination

The Advisory Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Trustees and (b) by a vote of a majority of our Board of Trustees or of a majority of our outstanding voting securities. The Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Trustees, by vote of a majority of our outstanding voting share, as defined in the Investment Company Act, or by our Adviser. The Advisory Agreement shall automatically terminate in the event of its assignment as defined in the Investment Company Act.

Administrative Services

Pursuant to the Advisory Agreement, our Adviser is responsible for providing various accounting and administrative services to us. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to Shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others.

Our Adviser is entitled to receive reimbursement equal to an amount that reimburses our Adviser for its costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its administrative obligations under the Advisory Agreement, including the Fund’s allocable portion of the compensation paid to the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staff.

The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the administrative services provisions in our Advisory Agreement as in effect prior to such retention, including, without limitation, providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our Shareholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

Sub-Administration Agreement

On November 15, 2021, our Adviser entered into a new Master Servicing Agreement (the “Sub-Administration Agreement”) with U.S. Bancorp Fund Services, LLC (the “Sub-Administrator”) for certain administrative and professional services for which our Adviser is primarily responsible under the Advisory Agreement. Prior to November 15, 2021, we were also contracted with the Sub-Administrator to act as the Private Fund administrator.

For the years ended December 31, 2023, 2022 and 2021, the Adviser incurred administration expenses of approximately $2.2 million, $1.9 million and $0.4 million, respectively, under the Advisory Agreement and Sub-Administration Agreement.

Our Adviser is not obligated to retain the Sub-Administrator as a sub-administrator. The Sub-Administration Agreement may be terminated by either party without penalty upon 180 days’ written notice to the other party.

Custodian

U.S. Bank National Association (the “Custodian”) provides custodian services to the Fund pursuant to a custodian services agreement. For the services provided to the Fund by the Custodian, the Custodian is entitled to fees as agreed upon from time to time. The address of the Custodian is 8 Greenway Plaza, Suite 1100, Houston, Texas.

Regulation

The Fund has filed an election to be regulated as a BDC under the Investment Company Act. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or co-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the Trustees be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that the Fund may not change the nature of the Fund’s business so as to cease to be, or to withdraw the Fund’s election as, a BDC unless approved by a majority of the Fund’s outstanding voting securities, which is defined in the Investment Company Act as the lesser of (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) of more than 50% of the outstanding voting securities of such company.

The Fund may invest up to 100% of its assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Fund may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act.

The Fund may acquire securities issued by other investment companies in accordance with the limits of the Investment Company Act and the rules and regulations promulgated thereunder. The Fund generally may acquire up to 3% of the voting shares of any investment company, may invest in up to 5% of the value of its total assets in the securities of one investment company and may invest up to 10% of the value of its total assets in the securities of more than one investment company. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With regard to that portion of the Fund’s portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject Shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of the Fund’s investment policies are fundamental and any may be changed without Shareholder approval.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the Investment Company Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. The principal categories of qualifying assets relevant to the Fund’s proposed business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer which:

•
is organized under the laws of, and has its principal place of business in, the United States;

•
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

•
satisfies any of the following:

•
has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange;

•
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a trustee of the eligible portfolio company; or

•
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•
Securities of any eligible portfolio company which the Fund controls.

•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.

•
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of options, warrants or rights relating to such securities.

•
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Managerial Assistance to Portfolio Companies

As a BDC, other than CLOs, we must limit our investments in any types of entities that rely on the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (including, but not limited to, hedge funds and private equity funds) to no more than 15% of our net assets. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act. As of December 31, 2023, the fair value of the Fund’s total assets was comprised of approximately 85.5% of “qualifying assets”.

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Brokerage Allocations and other Practices

Any use of brokers will be subject to policies established by our Board of Trustees. Our Adviser will be primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions.

Our transactions may generate brokerage commissions and other compensation, which we, not our Adviser, will be obligated to pay. Our Adviser has complete discretion in deciding what brokers and dealers we will use and in negotiating the rates of compensation we will pay. In addition to using brokers as agents and paying commissions, we may buy or sell securities directly from or to dealers acting as principals at prices that include markups or markdowns, and may buy securities from underwriters or dealers in public offerings at prices that include compensation to the underwriters and dealers.

From time to time, our Adviser may execute over-the-counter trades on an agency basis rather than on a principal basis. In these situations, the broker used by our Adviser may acquire or dispose of a security through a market-maker (a practice known as “interpositioning”). The transaction may thus be subject to both a commission and a markup or markdown. Our Adviser believes that the use of a broker in such instances is consistent with its duty of obtaining best execution for us. The use of a broker can provide anonymity in connection with a transaction. In addition, a broker may, in certain cases, have greater expertise or greater capability in connection with both accessing the market and executing a transaction.

Indebtedness and Senior Securities

Under Section 61(a) of the Investment Company Act, the Fund is generally not permitted to issue senior securities unless after giving effect thereto the Fund met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the Fund, of at least 200%.

Proxy Voting Policies and Procedures

The Fund has delegated proxy voting responsibility to the Adviser. A summary of the Proxy Voting Policies and Procedures of the Adviser is set forth below. The guidelines are reviewed periodically by the Adviser and the Fund’s Independent Trustees, and, accordingly, are subject to change.

The Adviser is registered under the Advisers Act and has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes proxies relating to the Fund’s portfolio securities in the best interest of Shareholders. The Adviser reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on the Fund’s investments. Although it generally votes against proposals that may have a negative impact on the Fund’s investments, it may vote for such a proposal if there are compelling long-term reasons to do so.

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to the Fund, Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830, Attention: Investor Relations.

Other

The Fund may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with the Fund’s affiliates without the prior approval of the Board of Trustees who are not interested persons and, in some cases, prior approval by the SEC.

The Fund is subject to periodic examination by the SEC for compliance with the Investment Company Act.

The Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund against larceny and embezzlement. Furthermore, as a BDC, the Fund is prohibited from protecting any trustee or officer, investment adviser or underwriter against any liability to the Fund or Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Fund and our Adviser are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Fund (see “—Compliance with the JOBS Act”), many of these requirements affect the Fund. For example:

•
Pursuant to Rule 13a-14 of the 1934 Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;

•
Pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of disclosure controls and procedures;

•
Pursuant to Rule 13a-15 of the 1934 Act, Fund management must prepare a report regarding its assessment of internal control over financial reporting (with the exception of the Fund’s first annual filing); and

•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, the Fund’s periodic reports must disclose whether there were significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether the Fund complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Compliance with the JOBS Act

The Fund currently is and expects to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

•
The last day of the Fund’s fiscal year in which the fifth anniversary of an initial public offering of common shares occurs;

•
The end of the fiscal year in which the Fund’s total annual gross revenues first exceed $1.235 billion;

•
The date on which the Fund has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt securities; and

•
The last day of a fiscal year in which the Fund (1) has an aggregate worldwide market value of common shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Fund’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Act, the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—If we fail to comply with Section 404 of the Sarbanes-Oxley Act we may not be able to accurately report our financial results or prevent fraud which may adversely affect us.”

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Fund has made an election to take advantage of this exemption from new or revised accounting standards. The Fund therefore is not subject to the same transition timeline associated with new or revised accounting standards as other public companies that are not emerging growth companies.

Reporting Obligations

We file annual, quarterly and current reports with the SEC. This information will be available on the SEC’s website at www.sec.gov. Additionally, information on the operation of the SEC’s public reference room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following is a summary of certain U.S. federal income tax consequences to Shareholders of the Fund. The discussion is based upon the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations, judicial authorities, published positions of the Internal Revenue Service (the “IRS”) and other applicable authorities, all as in effect on the date hereof and all of which are subject to change or differing interpretations (possibly with retroactive effect). The discussion does not address all of the tax consequences that may be relevant to a particular Shareholder or to Shareholders subject to special treatment under U.S. federal income tax laws (including Shareholders subject to the alternative minimum tax, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. Shareholders whose functional currency is not the U.S. dollar, regulated investment companies, real estate investment trusts, partnerships or other pass-through entities and their owners, and, except as expressly set forth below, non-U.S. and tax-exempt Shareholders). This discussion is limited to Shareholders who hold their common shares as capital assets. No ruling has been or will be sought from the IRS regarding any matter discussed herein. Counsel to the Fund has not rendered any legal opinion regarding any tax consequences relating to the Fund or an investment in the Fund. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax aspects set forth below. Shareholders are strongly advised to consult their tax advisors as to the U.S. federal income tax consequences of acquiring, holding and disposing of common shares of the Fund, as well as the effects of state, local and non-U.S. tax laws.

For purposes of the following discussion, a “U.S. Shareholder” is a Shareholder who, for U.S. federal income tax purposes, is (i) a citizen or resident of the United States, (ii) a corporation created or organized under the laws of the United States or any state thereof, (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust (a) the administration over which a U.S. court can exercise primary supervision and all of the substantial decisions of which one or more U.S. persons have the authority to control or (b) that has a valid election in effect to be treated as a U.S. person. A “non-U.S. Shareholder” is Shareholder that for U.S. income tax purposes is neither a partnership nor a U.S. Shareholder. The tax treatment of a partner in a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) that is a Shareholder generally depends on the status of the partner and the activities of the partnership, and is not specifically addressed herein. A “tax-exempt Shareholder” is a U.S. Shareholder that is generally exempt from U.S. federal income tax on certain types of income, such as a qualified pension or profit sharing plan exempt under Section 501(a) of the Code.

Tax Status of the Fund. Unlike most BDCs (which are treated as “regulated investment companies” (“RICs”) for U.S. federal income tax purposes), the Fund expects to be treated as a partnership and not as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes under Section 7704 of the Code. In order not to be so treated as a “publicly traded partnership”, interests in the Fund must not be treated as traded on an established securities market or secondary market or the substantial equivalent thereof. In order to comply with this requirement, the common shares are subject to significant limitations on transfer. However, no assurance can be given that the Fund will not be treated as a “publicly traded partnership”

taxable as a corporation. If the Fund were so treated, material adverse consequences for the Shareholders would result and the consequences discussed herein would be significantly different. In addition, although the Fund currently has no plan to, the Fund could choose to convert to a RIC in the future, in which case the consequences to Shareholders would also differ from those discussed herein. The remainder of this discussion assumes the Fund will be treated as a partnership that is not a “publicly traded partnership” or a RIC for U.S. federal income tax purposes. As discussed in more detail below, the Fund’s treatment as a partnership could cause adverse consequences for certain Shareholders, including non-U.S. Shareholders and tax-exempt Shareholders.

Taxation of Shareholders. By reason of its treatment as a partnership for U.S. federal income tax purposes, the Fund itself will generally not be subject to U.S. federal income tax. Rather, each Shareholder in computing its U.S. federal income tax will include its allocable share of Fund items of income, gain, loss, deduction and expense for the taxable year of the Fund ending within or with the taxable year of the Shareholder, regardless of whether such Shareholder has received any distributions from the Fund. The Fund may derive taxable income from an investment that is not matched by a corresponding receipt of cash or may make cash expenditures for which deductions are not allowed. Accordingly, it is possible that a Shareholder’s U.S. federal income tax liability with respect to its allocable share of the Fund earnings in a particular taxable year could exceed the cash distributions to the Shareholder for the year, thus requiring an out-of-pocket payment by the Shareholder.

For U.S. federal income tax purposes, a Shareholder’s allocable share of Fund items of income, gain, loss, deduction and expense will be determined by the provisions of the Agreement and Declaration of Trust of the Fund (the “Declaration of Trust”) if such allocations are in accordance with Section 704 of the Code and the Treasury Regulations thereunder. No assurances can be made in this regard. If the IRS successfully challenged the Fund’s allocations of income, gain, loss, deduction and expense, the redetermination of the allocations to a particular Shareholder may be less favorable than the allocations set forth in the Declaration of Trust.

Nature of Fund Investments. Certain of the Fund’s investments are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain or “qualified dividend income” into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the timing as to when a purchase or sale of stock or securities is deemed to occur and (vi) adversely alter the characterization of certain complex financial transactions.

Tax Basis Rules. Fund distributions generally will not be taxable to a Shareholder to the extent of such Shareholder’s adjusted tax basis in its common shares. In addition, a Shareholder is allowed to deduct its allocable share of Fund losses (if any) only to the extent of such Shareholder’s adjusted tax basis in its shares at the end of the taxable year in which the losses occur. A Shareholder’s adjusted tax basis is equal to its aggregate capital contributions to the Fund as adjusted by certain items. Basis is generally increased by the Shareholder’s allocable share of Fund profits (and items of income and gain) and Fund nonrecourse borrowings (as defined for U.S. federal income tax purposes), if any. Basis is generally decreased by the Shareholder’s allocable share of Fund losses (and items of loss, deduction and expense), the amount of cash distributed by the Fund to the Shareholder, the Fund’s tax basis of property (other than cash) distributed by the Fund to the Shareholder and any reduction in the Shareholder’s allocable share of Fund nonrecourse borrowings (as defined for U.S. federal income tax purposes), if any.

To the extent that a Shareholder’s allocable share of Fund losses are not allowed because the Shareholder has insufficient adjusted tax basis in its shares, such disallowed losses may be carried over by the Shareholder to subsequent taxable years and will be allowed if and to the extent of the Shareholder’s adjusted tax basis in subsequent years.

Loss Limitations. In addition to the basis limitation noted above, various other limitations may prevent a Shareholder from deducting certain Fund losses. These include the “at risk” rules, the “passive activity loss” rules, the limitations on the deductibility of investment interest, the Section 163(j) limitation on deductions of business interest expense, and the limitation on the deduction of “excess business losses.” Miscellaneous itemized deductions (which may include management fees paid by the Fund) are not deductible for taxable years that begin before January 1, 2026, and thereafter generally (i) will be deductible only the extent that they exceed 2% of the adjusted gross income of the taxpayer, (ii) will not be deductible for purposes of the alternative minimum tax, and (iii) will be subject to the overall limitation on itemized deductions under Section 68 of the Code. Moreover, for taxable years beginning before January 1, 2026, individuals are generally not entitled to a U.S. federal income tax deduction for state and local taxes in excess of $10,000. In addition, capital losses are deductible only to the extent of capital gains (subject to an exception for individuals under which a limited amount of capital losses may be offset against ordinary income).

Prospective investors are advised to consult their tax advisors regarding the potential application of these and other limitations in connection with an investment in the Fund.

Investments in Non-U.S. Corporations. The Fund could invest in non-U.S. corporations that are classified as passive foreign investment companies and/or controlled foreign corporations (“CFCs”) (each as defined for U.S. federal income tax purposes). For U.S. federal income tax purposes, these investments may, among other things, cause the Fund, and thus Shareholders, to recognize taxable income without a corresponding receipt of cash, to incur an interest charge on taxable income that is deemed to have been deferred and/or to recognize ordinary income that would have otherwise been treated as capital gains.

Non-U.S. Taxes. Certain dividends, interest and other income received by the Fund from sources outside of the United States may be subject to withholding taxes imposed by other countries. The Fund may also be subject to capital gains taxes in certain other countries where it purchases and sells stocks and securities. Tax treaties between the United States and other countries may affect, reduce or eliminate such taxes. There may, however, be limitations on the ability of the Fund and the Shareholders to claim the benefits of such treaties.

Medicare Tax. Shareholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on all or a portion of their “net investment income,” which may include all or a portion of any investment income allocated to them from the Fund. The application of these rules to gain recognized on the disposition of an interest in a partnership such as the Fund are complex and in many respects uncertain. Shareholders are urged to consult their tax advisors regarding the applicability and calculation of the 3.8% Medicare tax to any gain or income recognized by them with respect to the Fund.

Distributions; Sales of Shares. Cash distributions by the Fund with respect to common shares or in redemption of less than all of a Shareholder’s common shares generally will not be taxable to such Shareholder to the extent of its basis in its shares. Instead, such distributions will reduce, but not below zero, the adjusted tax basis in all of the Shares held by such Shareholder immediately before the distribution. If such distributions by the Fund exceed the Shareholder’s adjusted tax basis in its shares, the excess will be taxable to it as though it were a gain from a sale or exchange of the shares.

A Shareholder who sells its shares (including in redemption for cash of all of the Shareholder’ shares) will recognize gain or loss measured by the difference between the amount realized on the sale and the Shareholder’s adjusted tax basis in the shares sold (as described above). Such gain or loss generally will be long-term capital gain or loss if the Shareholder held the sold shares for more than one year (except as otherwise provided by Section 751 of the Code discussed below). The amount realized will include the Shareholder’s allocable share of Fund nonrecourse borrowings (as defined for U.S. federal income tax purposes), if any, as well as any proceeds from the sale.

Gains recognized upon cash distributions, redemptions or sales may be treated as ordinary income, taxable at ordinary income tax rates, to the extent that the cash proceeds are attributable to the Shareholder’s allocable share of the Fund’s “unrealized receivables” or “substantially appreciated inventory,” each defined in Section 751 of the Code.

Qualified Dividends and Certain Capital Gains. Reduced U.S. federal income tax rates apply to (a) long-term capital gains received by individuals and (b) “qualified dividend income” received by individuals from certain domestic and foreign corporations. The reduced rates applicable to capital gains will also apply to capital gains recognized by Shareholders who sell shares that they have held for more than one year (except as otherwise provided by Section 751 of the Code, as discussed above).

Reports to Shareholders. The Fund may not deliver Schedules K-1 to Shareholders prior to April 15 of each year. Accordingly, Shareholders will likely be required to obtain extensions for filing their federal, state and local income tax returns each year.

Tax Audits. As part of legislation adopted in 2015, which is effective for the Fund’s taxable years beginning after December 31, 2017 (the “New Partnership Audit Provisions”), among other changes (i) any audit adjustment to items of income, gain, loss, deduction or credit of the Fund (and any partner’s distributive share thereof) shall be determined, any tax attributable thereto shall be assessed and collected, and the applicability of any penalty, addition to tax, or additional amount which relates to an adjustment to any such item or share shall be determined, at the Fund level, and (ii) the prior role of the “tax matters partner” is repealed and instead the Fund will designate an individual through which it acts on behalf of the “partnership representative” who will be the only person permitted to act for the Fund in audit (or ensuing litigation) matters. It is possible the New Partnership Audit Provisions could result in the Fund being required to pay additional taxes, interest and possibly penalties and additions to tax, which, if assessed, could adversely affect the Fund’s value and its ability to make distributions. Such liabilities could, potentially, be attributed to tax years prior to a partner joining the Fund.

At the option of the Board, any taxes paid by the Fund pursuant to the New Partnership Audit Provisions may be apportioned to a Shareholder (as determined by the Board in its discretion) and may (i) be required to be paid by the Shareholder to the Fund or (ii) be withheld from distributions to the Shareholder. Prospective investors are urged to consult their tax advisors in respect of these changes and their potential impact.

Reportable Transactions and Certain Tax Filing Requirements. Treasury Regulations require that certain taxpayers participating in a “reportable transaction” must disclose such participation to the IRS. The scope and application of these rules is not completely clear. An investment in the Fund may be considered participation in a “reportable transaction” if, for example, the Fund recognizes certain significant losses in the future or in other circumstances. If an investment in the Fund constitutes participation in a “reportable transaction”, the Fund and the Shareholders may be required to file IRS Form 8886 with the IRS. In addition, the Fund and its advisors may be required to maintain a list of the Shareholders and to furnish this list and certain other information to the IRS upon its written request. Prospective investors are urged to consult their tax advisors regarding the applicability of these rules to an investment in the Fund.

Certain Considerations for Tax-Exempt Shareholders. A Shareholder that is a tax-exempt organization for U.S. federal income tax purposes and, therefore, generally exempt from U.S. federal income taxation may nevertheless be subject to tax on “unrelated business taxable income” (“UBTI”) to the extent, if any, that its allocable share of the Fund’s income consists of UBTI. A tax-exempt partner of a partnership that engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner must compute its UBTI based on, among other things, its pro rata share (whether or not distributed) of such partnership’s gross income derived from such unrelated trade or business. Moreover, a tax-exempt partner of a partnership could be treated as earning UBTI to the extent such partnership derives income from “debt-financed property.” Debt-financed property means property held to produce income with respect to which there is “acquisition indebtedness” (generally indebtedness incurred in acquiring or holding property). A tax-exempt Shareholder that is subject to tax on its UBTI will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

The Fund expects to generate income that is treated as UBTI for U.S. federal income tax purposes as a result of directly or indirectly incurring leverage in a manner that generates income from “debt-financed property.” In addition, it is possible that certain income of the Fund could be treated as UBTI as a result of the Fund directly or indirectly engaging in a “trade or business.” An investment in the Fund thus may result in adverse tax consequences for a tax-exempt Shareholder. Tax-exempt Shareholders are urged to consult their own tax advisors regarding the tax consequences to them of an investment in the Fund.

Certain Considerations for Non-U.S. Shareholders. Non-U.S. Shareholders may be subject to adverse tax consequences with respect to an investment in the Fund, including those consequences described below.

The Fund is expected to engage in activities that will cause it (and thus each non-U.S. Shareholder) to be treated as engaged in a “U.S. trade or business” for U.S. federal income tax purposes. In that event, each non-U.S. Shareholder generally would be required to file a U.S. federal income tax return reporting its allocable share of the Fund’s income or loss that is treated as “effectively connected” with such trade or business and would be required to pay U.S. federal income tax at regular U.S. tax rates on that income. In addition, the Fund would generally be required to withhold at the highest applicable tax rate on effectively connected income allocable to a non-U.S. Shareholder, which withholding would be creditable against the non-U.S. Shareholder’s tax liability, provided that the appropriate information is provided to the IRS. Moreover, a portion of any gain or loss recognized by a non-U.S. Shareholder on the sale or exchange of its Shares would be treated for U.S. federal income tax purposes as effectively connected income, in which case such non-U.S. Shareholder would be subject to U.S. federal income tax and tax return filing requirements on the sale or exchange. In that event, the buyer would also generally be required to withhold at a rate of 10% of the amount realized (regardless of the amount of gain or loss recognized) by such non-U.S. Shareholder on the sale (and, if it did not withhold, the Fund would have a withholding obligation with respect to such buyer). Finally, the Fund could own, directly or indirectly, interests in U.S. real property, which could subject non-U.S. Shareholder to U.S. federal income tax, withholding tax, and tax return filing obligations similar to those described above on any gain realized by the Fund on the disposition of such investments, or on any gain realized by the non-U.S. Shareholder on the sale or exchange of its Shares. A corporate non-U.S. Shareholder may be subject to an additional U.S. branch profits tax on any income treated as effectively connected with a U.S. trade or business, including gain recognized on the disposition of U.S. real property interests.

With respect to non-U.S. Shareholders that are foreign governments or affiliates thereof, the investments and activities of the Fund may also cause such non-U.S. Shareholder to be engaged in “commercial activity” within the meaning of Section 892 of the Code.

In addition to the foregoing, non-U.S. persons are generally subject to U.S. withholding tax at a 30% rate (or such lower rate as may apply under an applicable treaty) on the gross amount of U.S.-source non-portfolio interest, dividends, rents, royalties and other fixed or determinable annual or periodical income if such income is not treated as effectively connected with a U.S. trade or business. The Fund expects that certain of its income will consist of income that would be subject to such withholding tax to the extent not treated as effectively connected with a U.S. trade or business. Various limitations apply to the ability of non-U.S. Shareholders to claim the benefits of a tax treaty with the United States.

An investment in the Fund thus may result in adverse tax consequences for a non-U.S. Shareholder. Non-U.S. Shareholders are urged to consult their own tax advisors regarding the U.S. federal income and other tax consequences to them of investing in the Fund.

FATCA. The Foreign Account Tax Compliance Act (“FATCA”) substantially changed the information reporting requirements imposed on many non-U.S. entities. Under FATCA, withholding will be required with respect to interest, dividend, and certain other income allocable to common shares held by or through certain foreign financial institutions (including investment funds) and non-financial foreign entities, unless the institution or entity complies with the disclosure, reporting, and withholding obligations under FATCA. Shareholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in common shares.

State, Local and Non-U.S. Tax Consequences. The Shareholders, as well as the Fund itself, may be subject to various state, local and non-U.S. taxes and tax return filing obligations. Prospective investors are urged to consult their tax advisors with respect to the state, local and non-U.S. tax consequences of acquiring, holding and disposing of common shares.

Item 1A. Risk Factors.

Investing in our common shares involves a number of significant risks. In addition to the other information contained in this annual report, you should consider carefully the following information before making an investment in our common shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common shares could decline, and you may lose all or part of your investment. Nonetheless, this section describes the special risks of investing in a business development company, including the risks associated with investing in a portfolio of small to midsize companies.

Risks Related to Current Market Conditions

We are subject to risks associated with general economic and market conditions.

The success of the activities of the Fund will be affected by general economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances (such as changes in foreign investment policies). These factors may affect the level and volatility of securities prices and the liquidity of the investments. Volatility or illiquidity could impair the Fund’s profitability or result in losses.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund and/or our Adviser, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund.

The current contentious domestic political environment, as well as political and diplomatic events within the United States and abroad, such as the U.S. government’s inability at times to agree on a long-term budget and deficit reduction plan, may in the future result in government shutdowns or defaults on U.S. debt securities, which could have a material adverse effect on the Fund’s investments and operations. In addition, the Fund’s ability to raise additional capital in the future through the sale of securities could be materially affected by a government shutdown. Additional and/or prolonged U.S. government shutdowns may affect investor and consumer confidence and may adversely impact financial markets and the broader economy, perhaps suddenly and to a significant degree.

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

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, high interest rates and/or a return to unfavorable economic conditions could impair the Fund’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, new and ongoing pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes and hurricanes, terrorist attacks in the U.S. and around the world, social and political discord, debt crises, sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the European Union or the European Monetary Union, continued changes in the balance of political power among and within the branches of the U.S. government, a default on U.S. debt and government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

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

The impact of the events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

Risks Relating to Our Business and Structure

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability, which may be evidenced by a lack of liquidity in debt capital markets, write-offs in the financial services sector, re-pricing of credit risk and failure of certain major financial institutions.

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent trustees. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the Investment Company Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage due to factors such as higher inflation that is still cooling and that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. Further, if we are unable to raise or refinance debt, then our Shareholders may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). In addition, significant changes in the capital markets, including disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Given the extreme volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets, including the extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Our Adviser cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. Our Adviser monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so; and our Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

We are required to record certain of our assets at fair value, as determined in good faith by our Adviser, as the Fund’s valuation designee, in accordance with our valuation policy. As a result, volatility in the capital markets may have a material adverse effect on our investment valuations and our net asset value, even if we plan to hold investments to maturity.

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We are dependent upon management personnel of our Adviser for our future success.

Our success depends in substantial part on the skill and expertise of the officers and employees of Silver Point and the sourcing relationships maintained by Silver Point for loans and other assets that are targeted by us. There can be no assurance that the employees or officers of Silver Point will continue to be employed by or provide services to our Adviser or that such relationships will continue to be maintained. The loss of key personnel or such relationships could have a material adverse effect on us. Shareholders should be aware that the officers and employees of Silver Point have significant other responsibilities and activities.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct investments or for investments through private secondary market transactions or other secondary transactions.

Silver Point, its principals, investment professionals and employees and the members of its investment committee have certain conflicts of interest because they manage other investment vehicles and accounts to which they have obligations and duties that may not be in our best interests.

Silver Point, and certain of its principals, investment professionals, employees and investment committee members currently do, and in the future may, serve as investment advisers, officers, Trustees or principals of entities or private funds that operate in the same or a related line of business as us and/or of private funds managed by our Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our Shareholders. In addition, we note that existing affiliated investment vehicles managed by our Adviser or its affiliates have, and those formed in the future may have, substantially similar and/or overlapping investment objectives with our own and, accordingly, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner over time and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made pursuant to an exemptive order from the SEC permitting us to do so. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our ability to enter into transactions with our affiliates is restricted” and “Item 13. Certain Relationships, Related Party Transactions and Trustee Independence.”

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on Silver Point’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of Silver Point to provide competent, attentive and efficient services to us. Our executive officers and the members of Silver Point’s investment committee have substantial responsibilities in connection with their roles at our Adviser and with other clients of our Adviser, as well as responsibilities under the Advisory Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, Silver Point may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise additional capital.

We expect to need to periodically access the capital markets to raise cash to fund new investments. If we do not have adequate capital available for investment, our performance could be adversely affected. We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

In addition, pursuant to the Investment Company Act, our total borrowings are limited and we are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 200% immediately after such borrowing. This means that we can borrow up to $1 for every $1 of investor equity. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. Further, other BDCs may be better positioned to take advantage of such changes, potentially leaving the Fund at a competitive disadvantage. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Trustees’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit in the future or issue senior securities at all or on terms acceptable to us.

Moreover, increased leverage could increase the risks associated with investing in the Fund’s common shares. For example, if the value of the Fund’s assets decreases, leverage will cause the Fund’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Similarly, any decrease in the Fund’s revenue would cause its net income to decline more sharply than it would have if the Fund had not borrowed or had borrowed less. Such a decline could also negatively affect our ability to make dividend payments on our common shares or preferred shares, if any. In addition, common Shareholders will bear the burden of any increase in the Fund’s expenses as a result of its use of leverage, including interest expenses and any increase in the Management Fee payable to the Adviser.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

The Investment Company Act imposes numerous constraints on the operations of BDCs. See “Item 1. Business—Regulation” for a discussion of BDC limitations. For example, BDCs are required to invest at least 70% of their total assets in qualifying assets, as defined under the Investment Company Act. Qualifying assets include investments in securities of qualifying U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material.

These constraints may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current Shareholders. The Investment Company Act limits our ability to issue senior securities as described above under “Our ability to grow depends on our ability to raise additional capital”. If the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our Shareholders.

We are generally not able to issue and sell our common shares at a price per share below NAV per share. We may, however, sell our common shares, or warrants, options or rights to acquire our common shares at a price below the then-current NAV per common shares with the consent of a majority of our Shareholders. If our common shares trade at a discount to NAV, this restriction could adversely affect our ability to raise capital.

We may use leverage, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may directly or indirectly leverage our investments through borrowings and may utilize leverage embedded in derivative instruments. This will result in us controlling more assets than we have capital from our Shareholders. Direct leverage increases our returns if we earn a greater return on investments purchased with borrowed funds than our cost of borrowing such funds. However, the use of leverage exposes us to additional levels of risk, including (i) net asset value declining more sharply than it otherwise would have had we not borrowed to make the investments, (ii) margin calls or interim margin requirements which may force premature liquidations of investment positions, (iii) losses on investments where the investment fails to earn a return that equals or exceeds our cost of borrowing such funds and (iv) general interest rate fluctuations, which may adversely impact the rate of return on invested capital. If our assets and liabilities are not appropriately matched, adverse changes in interest rates could reduce or eliminate the incremental income created through the use of leverage. In the event of a sudden, precipitous drop in the value of our assets, we may not be able to liquidate assets quickly enough to repay our borrowings, further magnifying our losses, and may not be able to make distributions. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. The financing costs of direct leverage will reduce cash available for distribution to our Shareholders.

We may, in accordance with regulatory guidance or SEC approval, be able to indirectly obtain leverage in excess of the Investment Company Act’s asset coverage requirements through off-balance sheet arrangements, including non-controlling investments in a joint venture or similar investment vehicle which itself has direct exposure to leverage or other off-balance sheet financings. If approved by the SEC, leverage incurred by the joint venture or investment vehicle generally would not be included in the calculation of debt for the purposes of the asset coverage test described above. In addition, if we, indirectly through a subsidiary, are licensed as an SBIC, the limitations on leverage applicable to BDCs under the Investment Company Act may be exceeded. We have not applied to the SBA for approval and have not applied for exemptive relief from the SEC to exclude leverage incurred by any such SBIC from the leverage limits under the Investment Company Act.

Any debt facility into which we may enter may impose financial and operating covenants that restrict business activities, ability to call capital, remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets. Debt facilities into which we enter may be subject to periodic renewal by lenders and there can be no guarantee that lenders will continue to extend credit to us.

Lastly, we may be unable to obtain our desired leverage, which would, in turn, affect your return on investment.

The following table illustrates the effect of leverage on returns from an investment in our common shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholder	-24.1%	-14.7%	-5.2%	4.3%	13.7%

(1)
Assumes, as of December 31, 2023, (i) $1.02 billion in total assets, (ii) $453.4 million in outstanding indebtedness, at par, (iii) $540.4 million in net assets and (iv) weighted average contractual interest rate of 6.2%, excluding fees (such as fees on undrawn and amortization of deferred financing costs) and hedge accounting impact.

Based on an outstanding indebtedness of $453.4 million as of December 31, 2023, the effective annual interest rate of 7.6% as of that date (inclusive of fees, amortization of deferred financing costs and hedge accounting impact), our investment portfolio of $876.2 million, at fair value, would have had to produce an annual return of approximately 3.9% to cover annual interest payments on the outstanding debt.

A majority of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

A majority of our assets are pledged under the secured revolving credit facility entered into in October 2017 (the "Revolving Credit Facility") and the securitization of $288 million of our term debt portfolio assets (the “2021 CLO”), including, without limitation, the respective loans, bonds or participation interests owned by us (each, a “Collateral Obligation”) and any property or other assets designated and pledged or mortgaged as collateral to secure the repayment of any such Collateral Obligation. Assets pledged under the Revolving Credit Facility also include unfunded exposure accounts, principal collection accounts and interest collection accounts and any funds held in any such accounts (collectively, the “Accounts” and each, an “Account”) and all investments of amounts in the Accounts. If we default on our obligations under the Revolving Credit Facility and fail to cure such default in a timely manner, the lenders may institute proceedings for the collection of all obligations, which may include foreclosing upon and selling the collateral at a public or private sale and enforcing any judgment obtained or any other remedy or legal or equitable right under applicable law or any of the loan documents. In such event, we may be forced to sell certain of our investments in order to repay our obligations in order to avoid foreclosure. Moreover, if the lenders exercise their right to sell the foreclosed assets, such sales may be completed at distressed sale prices, diminishing or potentially eliminating the amount of cash available to us after all creditors have been repaid. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Any inability to renew, extend, replace or refinance the Fund's debt arrangements prior to their respective maturities could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders.

As of December 31, 2023, we had $100 million of revolving credit under the Revolving Credit Facility and we had approximately $20.4 million outstanding in loans, and $79.6 million undrawn. We also had a $145 million aggregate principal amount of notes placed by the Fund on November 4, 2021, that mature on November 4, 2026 (the "2026 Notes") and the 2021 CLO of $288 million. Currently, we do not know whether we will renew, extend, replace or be able to refinance these debt arrangements upon their respective maturities. If we are unable to renew or refinance our debt arrangements prior to maturity or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional securities or (3) possible liquidation of some or all of our investments and other assets, any of which could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

In addition to regulatory restrictions that restrict our ability to raise capital, the Fund's debt arrangements contain various covenants which, if not complied with, could accelerate repayment, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

The Revolving Credit Facility contains customary affirmative and negative covenants, subject to certain agreed upon exceptions. The Revolving Credit Facility contains affirmative covenants related to: the creation and perfection of security interest; notices of defaults and events of default; the production of certain information, document, records or reports upon request from the Facility Agent, the Collateral Agent or any lender; the conduct of the Fund’s business; maintenance of books of accounts and records; maintenance of bank accounts and other depository accounts; financial statements; compliance with organizational formalities to maintain the Fund’s separate existence from any other persons or affiliates; maintenance of adequate capital in light of the Fund’s transactions and liabilities; delivering updated collateral schedules; and maintenance of a minimum level of equity. Negative covenants include customary covenants such as: limitations on changes to the Fund’s name, jurisdiction, identity or corporate structure, limitations on selling, pledging, assigning or transferring or creating, granting, incurring or assuming any lien on the collateral; limitations on guaranteeing other persons; limitations on amendments to the Fund’s constituent documents; certain limitations on transactions with affiliates; limitations on the acquisition of any obligation or securities of the Fund’s members or any other affiliate; certain limitations on the incurrence of debt (which shall permit investments permitted under the Revolving Credit Facility); limitations on extraordinary events, such as dissolution, liquidation, consolidation, merger, sale or transfer of all or substantially all of its assets other than as permitted under the Revolving Credit Facility; limitations on the ownership of assets and property other than the collateral as permitted under the Revolving Credit Facility; limitations on the declaring or making of any payments or distributions on or in respect of any equity interests; and other limitations on the Fund and the Servicer as set forth in the Revolving Credit Facility.

Additionally, the 2026 Notes and the 2021 CLO also contain certain affirmative and negative covenants. The 2026 Notes contain affirmative covenants related to payment of taxes, compliance with laws and investment policies, provision of subsidiary guarantees upon incurring certain forms of indebtedness and maintenance of legal existence, proper books and records, BDC status and certain note ratings requirements, amongst other items; negative covenants include certain transactions with affiliates and fundamental corporate changes, substantial changes to its line of business, the creation of certain liens, declaring or making certain restricted payments, compliance with financial covenants including asset coverage and unencumbered asset coverage tests and notice of certain covenants that may be included in select forms of other indebtedness. The 2021 CLO contains affirmative covenants related to timely payments, the maintenance of required agents, offices, proper existence and perfection and security interest of the collateral, the performance of certain required obligations, annual statements of compliance, no mergers or consolidation except as permitted under the indenture, the completion of an annual ratings review, compliance with reporting requirements and certain tax considerations, the purchase of collateral obligations and limitations around certain types of amendments to the collateral, amongst other items; negative covenants include the co-issuers, limitations around incurring or acquiring additional debt, maintenance of an independent manager, continuing to be treated as a disregarded entity for US tax purposes, limitations around certain types of investments and agreements and ongoing obligations to maintain the validity of the 2021 CLO indenture.

The various covenants place limitations on our investments, including with respect to diversification of such investments. Such limitations may cause us to be unable to make certain potentially attractive investments or to be forced to sell others, potentially impairing our profitability. As of December 31, 2023, we were in compliance with these covenants. Continued compliance with the covenants depends on numerous factors, some of which are beyond our control. Failure to comply with covenants may result in a default under the various debt arrangements, which if not cured or waived, could result in an acceleration of repayments.

We operate in a highly competitive market for investment opportunities.

Other public and private entities, including commercial banks, commercial financing companies, BDCs, insurance companies and other private investment funds compete with us to make the types of investments that we plan to make. We may also compete for investments with alternative investment vehicles such as hedge funds, whose investment in this area has increased. As a result of these new entrants, competition for investment opportunities has intensified in recent years and may continue to intensify in the future. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than we will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms and structure, however, we may experience decreased net interest income and increased risk of credit loss. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. Our investment strategy depends in part on our ability to source investment opportunities in which the participation of traditional financing sources is limited. As a result, we cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We do not seek to compete primarily based on the interest rates we offer and our Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, our experience and focus on middle market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

Our Adviser will be paid a Management Fee even if the value of your investment declines and our Adviser’s incentive fees may create incentives for the portfolio management team to make certain kinds of investments.

Even in the event the value of your investment declines, the Management Fee will still be payable. The Management Fee is calculated as a percentage of aggregate net capital contributions. Accordingly, the Management Fee is payable regardless of whether the value of our assets and/or your investment has decreased.

The Incentive Fee consist of two parts, one based on our income, or the Income Incentive Compensation, and the other based on our capital gains, or the Capital Gains Incentive Compensation. Income Incentive Compensation is calculated as a percentage of pre-incentive compensation net investment income. Since pre-incentive compensation net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay our Adviser Income Incentive Compensation in a quarter where we incur a loss. For example, if we receive pre-incentive compensation net investment income in excess of the minimum hurdle rate, we will pay the applicable Income Incentive Compensation even if we have incurred a loss in the applicable period due to realized and unrealized capital losses. In addition, because the minimum hurdle rate is calculated based on our net assets, decreases in net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that period and, as a result, that Income Incentive Compensation is paid.

Capital Gains Incentive Compensation is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis. As a result, we may owe our Adviser Capital Gains Incentive Compensation during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

In addition, the Incentive Fee payable by us to our Adviser may create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement and also to incur leverage. Our Adviser receives the Incentive Fee based, in part, upon capital gains realized on our investments. As a result, our Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

The Incentive Fee payable by us to our Adviser also may create an incentive for our Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of the Incentive Fee, however, includes accrued interest. Thus, a portion of this incentive fee is based on income that we have not yet received in cash.

Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our shares, including the repurchase by us of shares from other Shareholders. Control of us would also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. In the event you are or become a person that controls us, you and certain of your affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons. A beneficial owner of a large number of our equity securities will also become subject to public reporting obligations.

As a regulated BDC we are subject to regulatory risks.

We were formed in July 2014, converted to a limited partnership in April 2015 and converted to a Maryland statutory trust in November 2021. Our Adviser was formed in March 2015. Prior to our election to be regulated as a BDC, we were not operated as a BDC regulated under the Investment Company Act. As a BDC, we are subject to the regulatory requirements of the SEC, in addition to the specific regulatory requirements applicable to BDCs under the Investment Company Act. Although our

Adviser generally has managed our portfolio as if we were regulated as a BDC since we commenced investment operations, we have not previously been subject to the full range of regulation applicable to a BDC and may incur substantial additional costs, and expend significant time or other resources operating under this regulatory framework.

If we fail to comply with Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results or prevent fraud which may adversely affect us.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company under the JOBS Act.

Our Board of Trustees may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

Our Board of Trustees has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act) and without Shareholder approval as neither our investment objective nor our operating policies and/or strategies are deemed “fundamental”. However, absent Shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our shares. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in legal, tax and regulatory regimes could negatively impact our business, financial condition and earnings.

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in the U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been effectuated through executive order. Other potential changes that could be pursued by the current presidential administration could include an increase in the income tax rate and changes to regulatory enforcement priorities. It is not possible to predict which, if any, of these actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Fund may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Fund and its ability to achieve its investment objective.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the U.S. and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Advisory Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the net asset value of our common shares may decline.

Any new investment advisory agreement would be subject to approval by our Shareholders. Even if we are able to enter into comparable management or administrative arrangements, the integration of a new adviser or administrator and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations. In addition, if our Adviser resigns or is terminated, we would lose the benefits of our relationship with Silver Point, including Silver Point’s broad and longstanding sourcing relationships, rigorous underwriting process, structuring expertise, and portfolio monitoring and asset management capabilities to originate and manage attractive middle market loans throughout credit cycles on terms that are better than those available to the broader market.

Our Adviser’s responsibilities and its liability to us are limited under the Advisory Agreement, which may lead our Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Adviser has not assumed any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board of Trustees in declining to follow our Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, our Adviser, its affiliates, and their respective trustees, partners, officers, members, shareholders, controlling persons, employees, agents, consultants and representatives will not be liable to us for their acts under the Advisory Agreement, absent fraud, willful misfeasance or gross negligence, the knowing or material breach of the Advisory Agreement or a violation of the antifraud provisions of any U.S. federal securities law, in each case, as finally determined by a court of competent jurisdiction. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Investments—Our Adviser will be paid a management fee even if the value of your investment declines and our Adviser’s incentive fees may create incentives for them to make certain kinds of investments.”

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Trustees who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital shares) to such affiliate, absent the prior approval of a majority of our Independent Trustees. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Trustees or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

We have received an exemptive order from the SEC that permits us to, among other things, co-invest with certain other affiliated funds, including certain funds managed by Silver Point. This order is subject to certain terms and conditions. Accordingly, we cannot assure you that we will be permitted to co-invest with other accounts or other entities managed by the Silver Point investment team, other than in the limited circumstances currently permitted by applicable SEC staff guidance and interpretations or in the absence of a joint transaction.

Material non-public information may restrict our ability to make some investments.

By reason of their responsibilities in connection with their other activities, Silver Point and its investment professionals may acquire confidential or material non-public information or be otherwise restricted from initiating transactions in certain securities. Silver Point will not be free to act upon any such information. Due to these restrictions, we may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

The Fund’s anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of common shares the opportunity to realize a premium over the value of common shares.

The Fund’s Declaration of Trust and Bylaws include provisions that could limit the ability of other entities or persons to acquire control of the Fund or convert the Fund to open-end status or to change the composition of the Board of Trustees. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of common shares the opportunity to realize a premium over the value of common shares.

Certain investors are limited in their ability to make significant investments in us.

Investment companies registered under the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition), unless these funds comply with certain requirements under the Investment Company Act that would restrict the amount that they are able to invest in our securities. Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to these restrictions. As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

There is a risk that Shareholders may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as SOFR, EURIBOR, Sterling Overnight Index Average (“SONIA”), the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the net asset value of our common shares and our rate of return on invested capital. In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common shares less attractive if we are not able to increase our dividend rate.

Because we have borrowed money, and may issue preferred shares to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred shares, which could reduce our net investment income.

A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser. To the extent that the floating interest rates applicable to our debt investments are subject to a negotiated cap or floor, we may be unable to capitalize upon favorable market fluctuations of interest rates. These risks are more pronounced in the current environment because, while interest rates were historically low in recent years, the Federal Reserve has increased the federal funds rate to address inflation.

Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Adviser.

The Fund may engage in “commodity interest” transactions (generally, transactions in futures, certain options, certain currency transactions and certain types of swaps) only for bona fide hedging, yield enhancement and risk management purposes, in each case in accordance with the rules and regulations of the CFTC. With respect to the Fund, the Investment Adviser relies on an exclusion from the definition of “commodity pool operator” pursuant to CFTC Rule 4.5 which imposes certain commodity interest trading restrictions on the Fund. These trading restrictions permit the Fund to engage in commodity interest transactions that include (i) “bona fide hedging” transactions, as that term is defined and interpreted by the CFTC and its staff, without regard to the percentage of the Fund’s assets committed to margin and option premiums and (ii) non-bona fide hedging transactions, provided that the Fund does not enter into such non-bona fide hedging transactions if, immediately thereafter, (a) the sum of the amount of initial margin and premiums required to establish the Fund’s commodity interest positions would exceed 5% of the Fund’s liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions, and (b) the aggregate net notional value of the Fund’s commodity interest positions would exceed 100% of the Fund’s liquidation value, after taking into account unrealized profits and unrealized losses on any such positions. In addition to meeting one of the foregoing trading limitations, interests in the Fund may not be marketed as or in a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. If the Investment Adviser was required to register as a commodity pool operator with respect to the Fund, compliance with additional registration and regulatory requirements would increase the Fund expenses. Other potentially adverse regulatory initiatives could also develop.

New market structure requirements applicable to derivatives could significantly increase the costs of utilizing OTC derivatives.

The Dodd-Frank Act enacted, and the CFTC and the SEC have issued or proposed rules to implement, both broad new regulatory requirements and broad new structural requirements applicable to OTC derivative markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being adopted in the European Union, Japan, and other major financial markets.

These changes include, but are not limited to: requirements that many categories of the most liquid OTC derivatives (currently limited to specified interest rate swaps and index credit default swaps) be executed on qualifying, regulated exchanges and be submitted for clearing; real-time public and regulatory reporting of specified information regarding OTC derivative transactions; and enhanced documentation requirements and recordkeeping requirements. Margin requirements for uncleared OTC derivatives and position limits are also expected to be adopted by the CFTC and other regulators in the future.

While these changes are intended to mitigate systemic risk and to enhance transparency and execution quality in the OTC derivative markets, the impact of these changes is not known at this time. For instance, cleared OTC derivatives are subject to margin requirements established by regulated clearinghouses, including daily exchanges of cash variation (or mark-to-market) margin and an upfront posting of cash or securities initial margin to cover the clearinghouse’s potential future exposure to the default of a party to a particular OTC derivative transaction. Furthermore, “financial end users,” such as us, that enter into OTC derivatives that are not cleared will, pending finalization of the applicable regulations, generally be required to provide margin to collateralize their obligations under such derivatives. Under current proposed rules, the level of margin that would be required to be collected in connection with uncleared OTC derivatives is in many cases substantially greater than the level currently required by market participants or clearinghouses.

These changes could significantly increase the costs to us of utilizing OTC derivatives, reduce the level of exposure that we are able to obtain (whether for risk management or investment purposes) through OTC derivatives, and reduce the amounts available to us to make non-derivative investments. These changes could also impair liquidity in certain OTC derivatives and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns. Furthermore, the margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from the definition of CPO under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk.

Proposed position aggregation requirements may restrict the swap positions that our Adviser may enter into.

The Dodd-Frank Act significantly expanded the scope of the CFTC’s authority and obligation to require reporting of, and adopt limits on, the size of positions that market participants may own or control in commodity futures and futures options contracts and swaps. The Dodd-Frank Act also narrowed existing exemptions from such position limits for a broad range of risk management transactions.

In accordance with the requirements of the Dodd-Frank Act, the CFTC has established speculative position limits on additional listed futures and options on futures and economically equivalent OTC derivatives. Such limits generally apply in the aggregate across contracts based on the same underlying commodity. The CFTC may, in the future, adopt additional position limits on swaps including those that are economically equivalent to United States listed futures and options on futures contracts, on non-physical commodities, such as rates, currencies, equities and credit default swaps. The CFTC has adopted rules which narrow past precedents and guidance that permit market participants to disaggregate for position limit purposes, positions that are independently controlled. While certain persons, contracts or transactions or classes thereof are exempt from the speculative position limit requirements, such broadened position aggregation requirements may further restrict the swap positions that our Adviser may enter into on our behalf.

Individually and collectively, these and any future changes could increase our costs of maintaining positions in commodity futures and options on futures contracts and swaps and reduce the level of exposure we are able to obtain (whether for risk management or investment purposes) through commodity futures and futures option contracts and swaps. These changes could also impair liquidity in certain swaps and adversely affect the quality of execution pricing that we are able to obtain, all of which could adversely impact our investment returns.

We may be required to dispose of investments at an inopportune time if a Liquidity Event does not occur prior to the end of the Investment Period.

Pursuant to our Shareholder Agreements, if a Liquidity Event does not occur prior to the end of the Investment Period, we will be required to use our best efforts to wind down, liquidate and dissolve the Fund, which may require us to dispose of investments at an inopportune time and/or price. Such an occurrence could adversely effect our business, financial condition and results of operation and may create additional risk of loss. See “Item 1. Business—Formation History and Trust Conversion—Shareholder Agreements.”

We are dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common shares and our ability to pay distributions to our Shareholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber attacks are becoming increasingly common and more sophisticated, and may be perpetrated by computer hackers, cyber-terrorists or others engaged in corporate espionage. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. In addition, cybersecurity risks may also impact issuers of securities in which the Fund invests, which may cause the Fund’s investment in such issuers to lose value. There have been a number of recent cases of companies reporting the unauthorized disclosure of client or customer information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by terrorist organizations and hostile foreign governments.

As part of our business, we store and transmit large amounts of electronic information, including information relating to our transactions. Similarly, our service providers may process, store and transmit such information. The Fund has systems in place to protect such information and prevent data loss and security breaches. However, such measures cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect. Hardware or software acquired from third parties may contain defects in design or manufacture or other problems that could compromise information security. Network connected services provided by third parties to the Fund may be susceptible to compromise, leading to a breach of the Fund’s network. The systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats. On-line services provided by the Fund may also be susceptible to compromise. Breach of the information systems may cause information relating to our transactions and other confidential information to be lost or improperly accessed, used or disclosed.

The Fund’s service providers are subject to the same electronic information security threats as the Adviser. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to our transactions and other confidential information may be lost or improperly accessed, used or disclosed. Furthermore, the Fund cannot control the cybersecurity policies, plans and systems put in place by its service providers or any other third parties whose operations may affect the Fund or its Shareholders. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyber attacks or other information security breaches in the future.

The loss or improper access, use or disclosure of the Fund’s proprietary information may cause the Fund to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on our results of operations, financial conditions and business.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to the Fund and our portfolio investments. The Fund and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to us, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on the Fund or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Terrorist attacks, acts of war, or natural disasters may impact the businesses in which we invest, and harm our business, operating results, and financial conditions.

Terrorist acts, acts of war, or natural disasters have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Uncertainty regarding the implementation of the EU and UK’s Trade and Cooperation Agreement could negatively impact our business, financial condition and earnings.

The EU and United Kingdom’s Trade and Cooperation Agreement (the “TCA”) was implemented starting on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom’s withdrawal from the EU. As the TCA is still a fairly new legal framework, the continuing implementation of the TCA may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the United Kingdom diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets and may adversely affect our business, financial condition and earnings.

We are subject to risks related to our management of ESG activities.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Our brand and reputation may be negatively impacted if we fail to act responsibly in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships, which could adversely affect our business and results of operations.

Risks Relating to Our Investments

Our investments are speculative and involve significant risk.

All investments risk the loss of capital. Our investment program involves, without limitation, risks associated with investments in speculative assets and the use of speculative investment strategies and techniques, interest rates, volatility, credit deterioration or default risks, currency risks, systems risks and other risks inherent in our activities. Our investments may be materially affected by conditions in the financial markets and overall economic conditions occurring globally and in particular markets where we may invest. Although we intend to enter into hedging and other arrangements to mitigate certain of such risks (including, for example, currency exposure), hedging and other such arrangements are not expected to play a significant role in our overall investment strategy.

Our methods of minimizing such risks may not accurately predict future risk exposures. Risk management techniques are based in part on the observation of historical market behavior, which may not predict market divergences that are larger than historical indicators. Also, information used to manage risks may not be accurate, complete or current, and such information may be misinterpreted. Although we intend to utilize appropriate risk management strategies, such strategies cannot fully insulate us from the risks inherent in its planned activities. Moreover, in certain situations we may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant factors.

We intend to invest in loans, bonds and similar debt obligations. The value of debt obligations can fluctuate in response to actual and perceived changes in creditworthiness, non-U.S. exchange rates, political stability or soundness of economic policies. Debt obligations are subject to the risk of the issuer’s inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to such factors as interest rate sensitivity, market perception of the creditworthiness of the issuer and general market liquidity (i.e., market risk). These obligations are subject to other risks, including, without limitation: (i) declines in the value of collateral securing the obligations, if any; (ii) declines in the enterprise value of the obligor; (iii) failure of restrictive covenants, if any, to adequately protect the interests of the creditor; (iv) the failure of the bankruptcy process (or other determination of creditors’ rights) to produce the outcome anticipated by the investor; (v) the possible invalidation of an investment transaction as a preference or fraudulent conveyance under relevant creditors’ rights laws; (vi) so-called lender-liability claims by the issuer of the obligations; and (vii) environmental or other liabilities that may arise with respect to collateral securing the obligations.

We intend to invest a substantial portion of our assets in senior secured loans and secondary purchases of debt issued by small and middle market companies, and to a lesser extent, preferred shares and equity investments.

Senior Secured Loans. When we make a “unitranche” or senior secured term loan investment in a portfolio company, we generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing the loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce its remedies.

Unsecured Debt, including Mezzanine Debt. To the extent we invest in mezzanine or other junior debt, we may incur additional risks. Junior debt investments, including mezzanine debt investments, generally will be subordinated to senior loans and will either have junior security interests or be unsecured. As such, other creditors may rank senior to us in the event of an insolvency. This may result in greater risk and loss of principal.

Equity Investments. When we invest in senior secured loans or mezzanine loans, we may acquire equity securities, including warrants, as well. In addition, we may invest directly in the equity securities of portfolio companies. The goal is ultimately to dispose of such equity interests and realize gains upon the disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses.

Preferred Securities. To the extent we invest in preferred securities, we may incur particular risks, including:

•
preferred shares and preferred securities generally include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer;

•
if we own a preferred security that is deferring its distributions or paying interest in-kind, we may be required to report income for U.S. federal income tax purposes before we receive such distributions and we may be required to pay incentive compensation on non-cash accruals that ultimately may not be realized;

•
preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore are subject to greater credit risk than more senior debt instruments, and preferred shares are similarly subordinated to preferred securities; and

•
generally, preferred shares and preferred security holders have no voting rights with respect to the issuing company unless preferred distributions or dividends have been in arrears for a specified number of periods, at which time the holders may elect a number of trustees to the issuer’s board, but only until all the arrearages have been paid.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

Investing in middle market companies involves a number of significant risks.

We intend to invest primarily in middle market companies which involves a number of significant risks, including:

•
such issuers may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on our results of operations;

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
our Adviser and our executive officers or Trustees may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;

•
they generally have less publicly available information about their businesses, operations and financial condition and, if we are unable to uncover all material information about these companies, we may not make a fully informed investment decision; and

•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our investments in sub-investment grade (also known as “junk” securities) and non-rated securities are speculative.

The instruments in which we invest typically are not rated by any rating agency, but our Adviser believes that if such instruments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or Standard & Poor’s Rating Services). These securities, which are often referred to as “junk bonds” or “high yield bonds,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by any nationally recognized statistical rating organization.

We anticipate that a substantial portion of our portfolio will consist of investments that have been given either a below investment grade rating from Moody’s Investors Service, Inc. and Standard & Poor’s Corporation or have not been rated by any ratings agency. Securities in the lower-rated categories and comparable non-rated securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities, and are generally considered to be predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid, and less active than that for higher-rated or comparable securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

We may invest in U.S. government issued or guaranteed securities that involve special risks.

Obligations issued or guaranteed by the U.S. government, its agencies, authorities and instrumentalities and backed by the full faith and credit of the U.S. guarantee only that principal and interest will be timely paid to holders of the securities. These entities do not guarantee that the value of such obligations will increase, and, in fact, the market values of such obligations may fluctuate. In addition, not all U.S. government securities are backed by the full faith and credit of the United States; some are the obligation solely of the entity through which they are issued. There is no guarantee that the U.S. government would provide financial support to its agencies and instrumentalities if not required to do so by law.

In 2011, S&P lowered its long term sovereign credit rating on the U.S. to “AA+” from “AAA.” The downgrade by S&P increased volatility in both shares and bond markets, resulting in higher interest rates and higher Treasury yields, and increased the costs of all kinds of debt. Repeat occurrences of similar events could have significant adverse effects on the U.S. economy generally and could result in significant adverse impacts on issuers of securities held by the Fund itself. Our Adviser cannot predict the effects of similar events in the future on the U.S. economy and securities markets or on the Fund’s portfolio. Our Adviser monitors developments and seeks to manage the Fund’s portfolio in a manner consistent with achieving the Fund’s investment objective, but there can be no assurance that it will be successful in doing so and our Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments.

Investing in real estate related investments involves a number of significant risks.

Our real estate investments are comprised primarily of debt instruments secured by real estate-related assets. Deterioration of real estate fundamentals generally, and in North America in particular, could negatively impact our performance by making it more difficult for borrowers, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to these borrower entities. Changes in general economic conditions may affect the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, casualty or condemnation losses, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, various uninsured or uninsurable risks, natural disasters, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable.

Certain loan investments may be subject to the risks inherent in the ownership of real property to the extent that real property may be underlying collateral for such investments.

Certain loan investments may be subject to the risks inherent in the ownership of real property to the extent that real property may be underlying collateral for such investments. While we will typically value such assets based on their real estate liquidation value alone for underwriting purposes, a property’s tenant(s), a property’s attributes and the quality of the neighborhood each may adversely impact the ability of the borrower to repay the loan and the value of the property. Factors that can affect the value of loans that are targeted for investment by us include, without limitation, (i) the diversity and quality of a property’s tenants, including whether the owner relies on a single or dominant tenant and the creditworthiness of any such tenant; (ii) the terms, including duration, of a property’s leases with tenants; (iii) an economic decline in the business that occupies a property; (iv) a decline in a particular business segment, which thereby reduces demand for a particular type of space; (v) the physical attributes of a property (both individually and in comparison to competing properties), including, but not limited to, a property’s age, its physical condition, design and appearance, its location and access to transportation, and its ability to offer amenities (e.g., sophisticated systems and/or wiring requirements); (vi) a property’s technological attributes and adaptability to changes in a tenant’s technological needs; (vii) the desirability of the neighborhood as a location; (viii) continued expenses for maintenance, refurbishment and modernization of existing facilities, even prior to their useful life; (ix) a decline in the managerial capacity or prowess of a business operator; (x) the strength of the local economy, including the cost of labor, quality of life and the tax environment; (xi) an adverse impact on the neighborhood’s population, including employment growth (thereby creating demand for office space), each influence the ability of the borrower to repay the loan and the underlying value of the business occupying the property and (xii) acts of God and other factors beyond our control.

Our Adviser and our sourcing channels may not present us with a sufficient volume of investments.

The identification of investments suitable for us is difficult and involves significant uncertainty. There can be no guarantee that our Adviser will identify such investment opportunities. Even if such investments are identified there can be no assurance that they will not decline in value considerably while held by us including, without limitation, as a result of weakness in the credit or other markets (including the commercial real estate market), or other circumstances.

Our Adviser expects to source a substantial volume of our investment opportunities through Silver Point’s investment professionals, internal sourcing platform and external relationships. To the extent these sourcing channels do not present us with a sufficient volume of investment opportunities, or the opportunities presented are not suitable for investment, our results of operations, financial conditions and business may be adversely affected.

Our due diligence investigation may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating an investment opportunity.

Although we will make every effort to conduct appropriate due diligence prior to making an investment, the due diligence process will be subject to inherent limitations. Due diligence may be required to be undertaken on an expedited basis in order to take advantage of available investment opportunities and may require us to rely on limited resources that are available, including information provided by the target of the investment and third-party consultants, legal advisers, accountants and investment banks. As a result, it is uncertain whether the due diligence investigation will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity, and it is likely that there will be cases in which important information was not available or obtained.

Our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted for the Fund, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of such debt investments, and other portfolio securities that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Adviser, as the Fund’s valuation designee, under procedures approved by our Board of Trustees. Our Adviser is expected to utilize the services of independent third-party valuation firms in determining the fair value of any securities. Investment professionals from our Adviser may be asked to prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Adviser in our valuation process could result in a conflict of interest, because our Adviser is receiving a performance-based incentive fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common shares. In addition, the valuation of these types of securities may not reflect what we may actually realize for the sale of the investment and may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

We expect that a substantial portion of our portfolio will consist of investments in private companies and companies with attributes that may be perceived as more risky or speculative by loan counterparties. These attributes include, but are not limited to: (i) borrowers with an imminent need for capital; (ii) borrowers with complex capital structures; (iii) borrowers undergoing corporate reorganizations or restructurings; (iv) borrowers in out-of-favor or misunderstood industries; and/or (v) borrowers pledging non-traditional assets as security. Our ability to make a fully informed investment decision may be constrained, as there is little public information available about private companies, which also may not have third-party debt ratings or audited financial statements. Insufficient access to information about market comparables may also constrain the quality of the investment decision process. We will be dependent on our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. If we are unable to obtain sufficient material information about the companies in which we invest, we may not make a fully informed investment decision and we may suffer losses.

The illiquidity of our investments in loans to private companies may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we hold a significant portion of a business entity’s equity or if we or our Adviser have or could be deemed to have material non-public information regarding that business entity.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

Our portfolio may be focused in a limited number of portfolio companies and industries. We do not have fixed guidelines for diversification, and while we are not targeting any specific industries, from time to time our investments may be focused on a relatively few industries. As a result, the aggregate returns that we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect its aggregate returns. Market conditions, including increased competition, may also cause our portfolio to be comprised of assets that differ significantly from our expectations.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

The loans and other investments we make will generally be non-controlling investments, meaning we will not be in a position to control the management, operation and strategic decision-making of the companies in which we invest. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Securitization of our assets subjects us to various risks.

We have securitized assets to generate cash for funding new investments. We refer to the term “securitize” to describe a form of leverage under which a company such as us (sometimes referred to as an “originator” or “sponsor”) transfers income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity” or “SPE”), which is established solely for the purpose of holding such assets and entering into a structured finance transaction. The SPE then issues notes secured by such assets. The special purpose entity issues the notes in the capital markets either publicly or privately to a variety of investors, including banks, non-bank financial institutions and other investors. There may be a single class of notes or multiple classes of notes, the most senior of which carries less credit risk and the most junior of which may carry substantially the same credit risk as the equity of the SPE.

An important aspect of most debt securitization transactions is that the sale and/or contribution of assets into the SPE be considered a true sale and/or contribution for accounting purposes and that a reviewing court would not consolidate the SPE with the operations of the originator in the event of the originator’s bankruptcy based on equitable principles. Viewed as a whole, a debt securitization seeks to lower risk to the note purchasers by isolating the assets collateralizing the securitization in an SPE that is not subject to the credit and bankruptcy risks of the originator. As a result of this perceived reduction of risk, debt securitization transactions frequently achieve lower overall leverage costs for originators as compared to traditional secured lending transactions.

In accordance with the above description, to securitize loans, we have created and, may in future, create one or more wholly-owned subsidiaries and contribute a pool of our assets to such subsidiaries. The SPE is funded with, among other things, whole loans or interests from other pools and such loans may or may not be rated. The SPE then sells its notes to purchasers who are willing to accept a lower interest rate and the absence of any recourse against us to invest in a pool of income producing assets to which none of our creditors would have access. We retain all of the equity in the SPE. An inability to successfully securitize portions of our portfolio or otherwise leverage our portfolio through secured and unsecured borrowings could limit our ability to grow our business and fully execute our business strategy, and could decrease our earnings. However, the successful securitization of portions of our portfolio exposes us to a risk of loss for the equity we retain in the SPE and might expose us to greater risk on our remaining portfolio because the assets we retain may tend to be those that are riskier and more likely to generate losses. A successful securitization may also impose financial and operating covenants that restrict our business activities and may include limitations that could hinder our ability to finance additional loans and investments. The Investment Company Act may also impose restrictions on the structure of any securitizations.

Interests we hold in the SPE are subordinated to the other interests issued by the SPE. As such, we only receive cash distributions on such interests if the SPE has made all cash interest and other required payments on all other interests it has issued. In addition, our subordinated interests are unsecured and rank behind all of the secured creditors, known or unknown, of the SPE, including the holders of the senior interests it has issued. Consequently, to the extent that the value of the SPE’s portfolio of assets has been reduced as a result of conditions in the credit markets, or as a result of defaults, the value of the subordinated interests we retain would be reduced. Securitization imposes on us the same risks as borrowing except that our risk in a securitization is limited to the amount of subordinated interests we retain, whereas in a borrowing or debt issuance by us directly we would be at risk for the entire amount of the borrowing or debt issuance.

We may also engage in transactions utilizing SPEs and securitization techniques where the assets sold or contributed to the SPE remain on our balance sheet for accounting purposes. If, for example, we sell the assets to the SPE with recourse or provide a guarantee or other credit support to the SPE, its assets will remain on our balance sheet. Consolidation would also generally result if we, in consultation with the SEC, determine that consolidation would result in a more accurate reflection of our assets, liabilities and results of operations. In these structures, the risks will be essentially the same as in other securitization transactions but the assets will remain our assets for purposes of the limitations described above on investing in assets that are not qualifying assets and the leverage incurred by the SPE will be treated as borrowings incurred by us for purposes of our limitation on the issuance of senior securities.

We will attribute the borrowing of any SPE that we wholly-own or primarily control that primarily engages in investment activities in securities or other assets to our own borrowings for purposes of the leverage limits under the Investment Company Act, though we will not be a primary control person of any joint venture we may enter into if each joint venture party has equal control of the joint venture.

Our Adviser may have conflicts of interest with respect to potential securitizations in as much as securitizations that are not consolidated may reduce our assets for purposes of determining its investment advisory fee although in some circumstances our Adviser may be paid certain fees for managing the assets of the SPE so as to reduce or eliminate any potential bias against securitizations.

The application of the risk retention rules under Section 941 of the Dodd-Frank Act to CLOs may have broader effects on the CLO and loan markets in general, potentially resulting in fewer or less desirable investment opportunities for us.

Section 941 of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) added a provision to the Exchange Act, requiring the seller, sponsor or securitizer of a securitization vehicle to retain no less than five percent of the credit risk in assets it sells into a securitization and prohibiting such securitizer from directly or indirectly hedging or otherwise transferring the retained credit risk. The responsible federal agencies adopted final rules implementing these restrictions on October 22, 2014. The risk retention rules became effective with respect to CLOs two years after publication in the Federal Register. Under the final rules, the asset manager of a CLO is considered the sponsor of a securitization vehicle and is required to retain five percent of the credit risk in the CLO, which may be retained horizontally in the equity tranche of the CLO or vertically as a five percent interest in each tranche of the securities issued by the CLO. Although the final rules contain an exemption from such requirements for the asset manager of a CLO if, among other things, the originator or lead arranger of all of the loans acquired by the CLO retain such risk at the asset level and, at origination of such asset, takes a loan tranche of at least 20% of the aggregate principal balance, it is possible that the originators and lead arrangers of loans in this market will not agree to assume this risk or provide such retention at origination of the asset in a manner that would provide meaningful relief from the risk retention requirements for CLO managers.

We believe that the U.S. risk retention requirements imposed for CLO managers under Section 941 of the Dodd-Frank Act has created some uncertainty in the market in regard to future CLO issuance. Given that certain CLO managers may require capital provider partners to satisfy this requirement, we believe that this may create additional risks for us in the future.

On February 9, 2018, a panel of the United States Court of Appeals for the District of Columbia Circuit ruled (the “D.C. Circuit Ruling”) that the federal agencies exceeded their authority under the Dodd-Frank Act in adopting the final rules as applied to asset managers of open-market CLOs. On April 5, 2018, the United States District Court for the District of Columbia entered an order implementing the D.C. Circuit Ruling and thereby vacated the U.S. Risk Retention Rules insofar as they apply to CLO managers of “open market CLOs”.

As of the date of hereof, there has been no petition for writ of certiorari filed requesting the case to be heard by the United States Supreme Court. Since there hasn’t been a successful challenge to the D.C. Circuit Ruling and the United States District Court for the District of Columbia has issued the above described order implementing the D.C. Circuit Ruling, collateral managers of open market CLOs are no longer required to comply with the U.S. risk retention rules at this time. As such, it is possible that some collateral managers of open market CLOs will decide to dispose of the notes constituting the “eligible vertical interest” or “eligible horizontal interest” they were previously required to retain, or decide to take other action with respect to such notes that is not otherwise permitted by the U.S. risk retention rules. As a result of this decision, certain CLO managers of “open market CLOs” are no longer required to comply with the U.S. risk retention rules solely because of their roles as managers of “open market CLOs”, and there may be no “sponsor” of such securitization transactions and no party may be required to acquire and retain an economic interest in the credit risk of the securitized assets of such transactions.

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. The ultimate impact of the U.S. risk retention rules on the loan securitization market and the leveraged loan market generally remains uncertain, and any negative impact on secondary market liquidity for securities comprising a CLO may be experienced due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to increase or maintain in whole or in part our equity ownership percentage, exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or attempt to preserve or enhance the value of our investment.

We have discretion to make any follow-on investments, subject to the availability of capital resources. However, doing so could be placing even more capital at risk in existing portfolio companies. We may elect not to make follow-on investments, may be constrained in our ability to employ available funds, or otherwise may lack sufficient funds to make those investments.

The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such company to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common and other equity securities. Although common shares have historically generated higher average total returns than fixed income securities over the long term, common shares also have experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and

•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common shares or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans, second lien senior secured loans or mezzanine debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our Shareholders will bear his or her share of the Management Fee and Incentive Fee due to our Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

We may be required to obtain various state licenses in connection with our investments, including to originate commercial loans.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may also be required to obtain similar licenses from other authorities, including outside the United States in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. The failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Significant risks that could affect financial institutions to which we are exposed may affect our business.

We may invest in financial instruments issued by financial institutions, such as investment and commercial banks, insurance companies, savings and loan associations, mortgage originators and other companies engaged in the financial services industry (collectively, “financial institutions”). In addition, financial institutions will act as counterparties in connection with our investment activities. We may also gain exposure to these entities through derivative transactions, including, without limitation, options, credit default swaps and credit linked notes, and through long and short strategies. In the course of conducting their business operations, financial institutions are exposed to a variety of risks that are inherent to the financial services industry, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Significant risks that could affect the financial condition and results of operations of financial institutions include, but are not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads caused by global and local market and economic conditions; credit-related losses that can occur as a result of an individual, counterparty or issuer being unable or unwilling to honor its contractual obligations; the potential inability to repay short-term borrowings with new borrowings or assets that can be quickly converted into cash while meeting other obligations; operational failures or unfavorable external events; potential changes to the established rules and policies of various U.S. and non-U.S. legislative bodies and regulatory and exchange authorities, such as federal and state securities, bank regulators and industry participants; risks associated with litigation, investigations and/or proceedings by private claimants and governmental and self-regulatory agencies arising in connection with a financial institution’s activities; and its continuing ability to compete effectively in the market. The impact of these risks on financial institutions to which we are exposed may have an adverse effect on our business.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies. In addition, we and our portfolio companies regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. If a depository financial institution in which we or our portfolio companies holds cash and cash equivalents fails or if a depository institution is subject to other adverse conditions in the financial or credit markets, thereby impacting access to invested cash or cash equivalents, our financial performance could be adversely affected. Our Adviser will continue to assess the impact of these events on the Fund’s portfolio companies and the Fund.

Our investments in non-traded equity may involve a high degree of business and financial risk.

We may make investments in non-traded equity. These investments may occur as a result of, among other things, direct equity investments and our purchase of debt instruments that convert to equity interests in the event of a reorganization of an entity’s capital structure. Our investments in non-traded equity involve a high degree of business and financial risk. The entities in which we invest in may be financially distressed or have recently emerged from bankruptcy, they may require substantial additional capital to support expansion or to achieve or maintain a competitive position, they may produce substantial variations in operating results from period to period and they may operate at a loss. Such risks may adversely affect the performance of such investments and result in substantial losses. In addition, these entities may require governmental approvals or be subject to licensing procedures in order to operate in their markets. We could be adversely affected by delays in, or refusals to grant, such approvals or licenses.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We invest in “covenant-lite” loans, which could have reduced creditor protections.

We invest in, or obtain exposure to, obligations that are “covenant-lite,” which means such obligations lack, or possess fewer, financial covenants that protect lenders. Covenant-lite agreements feature incurrence covenants, as opposed to more restrictive maintenance covenants. Under a maintenance covenant, the borrower would need to meet regular, specific financial tests, while under an incurrence covenant, the borrower only would be required to comply with the financial tests at the time it takes certain actions (e.g., issuing additional debt, paying a dividend, making an acquisition). A covenant-lite obligation contains fewer maintenance covenants than other obligations, or no maintenance covenants, and may not include terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Furthermore, in the event of default, covenant-lite loans may exhibit diminished recovery values as the lender may not have the opportunity to negotiate with the borrower prior to default.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in reorganization for purposes of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

Furthermore, there are instances where creditors and equity holders lose their ranking and priority as such when they take over management and functional operating control of a debtor. In those cases where we, by virtue of such action, are found to exercise “domination and control” of a debtor, we may lose our priority if the debtor can demonstrate that its business was adversely impacted or other creditors and equity holders were harmed by us.

Our representatives may serve on creditors’ committees or other groups to ensure preservation or enhancement of our position as a creditor or equity holder. A member of any such committee or group may owe certain obligations generally to all parties similarly situated that the committee represents. If our representatives conclude that the obligations the representatives owe to other parties as a committee or group member conflict with the duties it owes to us, it will resign from that committee or group, and we will not realize the benefits, if any, of participating on the committee or group. In addition, if we are represented on a committee or group, we may be restricted or prohibited under applicable law from, disposing of or increasing our investments in such debtor company while we continue to be represented on such committee or group.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Adviser, as the Fund’s valuation designee, under procedures approved by our Board of Trustees. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies are susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. During these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to file for bankruptcy protection, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to such portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

In the past year, central banks such as the Federal Reserve Bank have increased interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Fund to accurately or reliably value its portfolio;
•
inability of the Fund to comply with certain asset coverage ratios that would prevent the Fund from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
•
inability of the Fund to pay any dividends and distributions or service its debt;
•
declines in the value of our investments;
•
increased risk of default or bankruptcy by the companies in which we invest;
•
increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•
limited availability of new investment opportunities;
•
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and
•
general threats to the Fund’s ability to continue investment operations and to operate successfully as a BDC.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. This leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy, to the extent permissible under the Investment Company Act, may include potential investments in foreign companies and in companies whose principal assets, including real estate, are located in foreign countries. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes

(potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We will be exposed to risks if we engage in hedging transactions.

Subject to application of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions, which may expose us to risks associated with such transactions. However, such hedging transactions are not expected to play a significant role in our overall investment strategy. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risk Relating to Our Business—We are exposed to risks associated with changes in interest rates.”

Other risks associated with such transactions include, among others, the possible default by the counterparty to the transaction and the illiquidity of the instrument acquired by us relating thereto. Although such transactions may reduce our exposure to, among other things, decreases in the value of investments, the costs and risks associated with these arrangements may reduce the returns that we would have otherwise achieved if we had not entered into these transactions. In addition, although such hedging transactions may hedge economic risks, they may not be effective hedges for tax purposes. For example, the tax character of the gain or loss on the hedging transaction may differ from the character of the gain or loss on the investment or the timing of the gain or loss for tax purposes may differ between the hedging transaction and the investment. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. For additional information on these regulatory changes, see “—Risks Relating to Our Business and Structure—New market structure requirements applicable to derivatives could significantly increase the costs of utilizing OTC derivatives.”

With respect to any investments in synthetic instruments, we will have a contractual relationship only with the synthetic instrument counterparty, and no direct rights with respect to the underlying asset. We may not have any voting, information, or other rights of ownership with respect to the underlying asset. In addition, we will be subject to the credit risk of the synthetic instrument counterparty, and, in the event of the insolvency of such counterparty, we generally will be treated as a general creditor of such counterparty, and will not have any claim of title with respect to the underlying asset.

There are special risks associated with derivative instruments we may enter into.

We may enter into derivative transactions for hedging and other investment purposes. Derivative instruments come in many varieties, including futures and forward contracts, options (both written and purchased), total return swaps ("TRSs"), interest rate swaps and swaptions. For example, in certain situations, we expect to enter into currency hedges with such instruments. The derivatives may be exchange-listed, centrally-cleared or traded OTC. In connection with trading in exchange-listed or centrally-cleared instruments, we are subject to the risk of failure of any of the clearinghouses or clearing members through which its positions are cleared. OTC derivative instruments may be subject to the risk that a counterparty will default on its payment obligations or that one party will not be able to meet its obligations to the other. Furthermore, in certain derivative transactions, we will be required to post collateral to secure our obligations to a counterparty or clearing member under the transaction. The counterparty or clearing member, however, may not be required to collateralize any of its obligations to us. Requirements to post collateral may expose us to the risk that we will not have sufficient unencumbered cash or securities to satisfy those collateral requirements and the risk that our counterparty or clearing member will fail to return excess collateral. Depending on the extent to which we are required to collateralize our derivatives positions, those positions may effectively add leverage to our portfolio by exposing us to changes in the value of the derivative’s underlier in excess of the amount that we have invested in the derivative. Furthermore, an OTC derivative instrument may contain optional early termination provisions that require a cash settlement. It is possible that we will owe more to the counterparty or, alternatively, will be entitled to receive less from the counterparty than if we controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

With respect to leverage embedded in derivative instruments, we may be subject to major losses in the event that we are forced to liquidate positions at a disadvantageous time. Furthermore, the credit extended to us by dealers to maintain our leveraged positions can be terminated by the dealers largely in their discretion, forcing liquidation at potentially material losses.

Changes to the regulations applicable to derivatives could affect our ability to use these instruments and the costs of doing so. For additional information on these regulatory changes, see “—Risks Relating to Our Business and Structure—New market structure requirements applicable to derivatives could significantly increase the costs of utilizing OTC derivatives”.

Original Issue Discount and Payment-in-kind Interest may affect our Incentive Fees.

Original issue discount (“OID”) may arise if we hold securities issued at a discount (interest income will be accrued that will not be received in cash until maturity or sale). Also, certain loans may include contractual payment-in-kind (“PIK”) interest (interest paid in the form of additional principal amount of the loan instead of in cash). Income Incentive Compensation will be calculated and paid on income that may include OID or PIK provisions. Additionally, the market prices of PIK instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. The higher yields and interest rates of both OID and PIK securities reflect the payment deferral and increased credit risk associated with such securities, and OID and PIK investments may represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when actual payment to us is supposed to occur at the maturity of the obligation. OID and PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income at a compounding rate and increasing the incentive fees payable on the same basis. In addition, the deferral of PIK interest may increase the loan to value at a compounding rate, assuming no change in the underlying value of the borrower. Depending on the amount of noncash income generated by OID and PIK, we may have difficulty making distributions. OID and PIK securities create the risk that incentive fees will be paid to our Adviser based on non-cash accruals that ultimately may not be realized, but our Adviser will be under no obligation to reimburse the Fund for these fees. However, to extent we write off any non-cash accruals, such accruals will be treated as a capital loss for purposes of the Capital Gains Incentive Compensation.

We may at times invest in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on first and second lien senior secured loans and mezzanine debt.

We may at times invest in cash equivalents, U.S. government securities and other high-quality short-term investments. These securities generally earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not, for a time, be able to achieve our investment objective and/or we may need to, for a time, decrease the amount of any dividend that we may pay to our Shareholders to a level that is substantially lower than the level that we expect to pay while ramping up the investment portfolio in accordance with our investment objective. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

Risks Relating to Our Common Shares

Investing in our common shares involves a significant degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and involve significant risk, and therefore an investment in our common shares may not be suitable for some investors.

Our common shares will not be insured or guaranteed by any person or entity.

The Fund will have no substantial assets other than the Fund’s investments. In the event of the dissolution of the Fund or otherwise, if the proceeds of the Fund’s assets are insufficient to repay capital contributions made to the Fund by the Shareholders, no other assets will be available for the payment of any deficiency. Neither our Adviser nor its affiliates has any liability for the repayment of capital contributions made to the Fund by the Shareholders. Shareholders could experience a total loss of their investment in the Fund.

Affiliates of Silver Point have significant influence over us, including having approximately 18% of the vote for matters that require the approval of Shareholders, which could limit your ability to influence the outcome of matters submitted to Shareholders for a vote.

Affiliates of Silver Point hold approximately 18% of our common shares and have the ability to vote their shares in connection with any actions requiring Shareholder approval, including the election and removal of Trustees, certain amendments of our Declaration of Trust, and the approval of any merger or other extraordinary corporate action. These affiliates may have different motivations for their voting decisions than other Shareholders.

Two of our current Shareholders beneficially own 31.7% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval.

As of the date of this annual report, two of our current Shareholders beneficially own 31.7% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval. These Shareholders, if they acted together, could significantly influence matters requiring approval by our Shareholders, including the election of Trustees and the approval of certain business combination transactions. The interests of these Shareholders may not always coincide with our interests or the interests of other Shareholders.

Our common shares are not registered for sale under the securities laws of any jurisdiction and therefore are subject to restrictions on transfer under the Securities Act and any similar U.S. state or non-U.S. laws, as applicable.

The Fund is under no obligation to register the common shares under the Securities Act. Common shares may not be transferred, assigned, pledged or otherwise disposed of without the prior written consent of the Fund. Common shares may be transferred only to other qualified investors. The Fund may, in its discretion, choose not to permit a transfer of common shares to the extent that such transfer would create a risk that the assets of the Fund could be deemed to be “plan assets” within the meaning of the regulation promulgated by the United States Department of Labor at 29 C.F.R. Section 2510.3-101 (as modified by Section 3(42) of ERISA), which assets are subject to Title I of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended. Consequently, a Shareholder cannot expect to liquidate its investment readily and must bear the economic risk of its investment for an indefinite period of time.

No market exists for the common shares of the Fund, and it is possible that none develops.

Neither the Adviser, any placement agent nor any other person is under any obligation to make a market in the common shares of the Fund. Consequently, a purchaser must be prepared to hold the shares for an indefinite period of time or until the termination date of the Fund. In addition, the common shares are subject to certain transfer restrictions and can only be transferred to certain transferees as described herein. Such restrictions on the transfer of the common shares may further limit the liquidity of the common shares.

We may in the future determine to issue preferred shares, which could adversely affect the market value of our common shares.

The issuance of preferred shares with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred shares could adversely affect the market value of our common shares by making an investment in the common shares less attractive. In addition, the dividends on any preferred shares we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred shares must take preference over any distributions or other payments to our common Shareholders, and holders of preferred shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred shares that convert into common shares). If the dividend rate on the preferred shares were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common shares than if we had not issued preferred shares. Any decline in the net asset value of our investments would be borne entirely by the holders of common shares. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common shares than if we were not leveraged through the issuance of preferred shares. This greater net asset value decrease would also tend to cause a greater decline in the market value for the common shares. We might be in danger of failing to maintain the required asset coverage of the preferred shares or of losing our rating on the preferred shares or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred shares, In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred shares. In addition, under the Investment Company Act, participating preferred shares and preferred shares each constitute a “senior security” for purposes of the asset coverage test.

Although we do not currently intend to issue preferred shares, we may seek to do so in the future. If we issue preferred shares, the preferred shares would rank “senior” to common shares in our capital structure, holders of preferred shares would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our Shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common shares or otherwise be in their best interest. Should we issue preferred shares, the cost of issuing and servicing such preferred shares will be borne solely by our Shareholders.

We may not be able to pay you distributions on our common shares, and our distributions to you may not grow over time.

We intend to pay quarterly distributions to our Shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, our ability to pay distributions to our Shareholders could be limited. All distributions will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations, compliance with covenants under our credit agreements and other debt financing agreements and such other factors as our Board of Trustees may deem relevant from time to time.

Changes in tax laws could affect our business or an investment in our common shares.

Developments in the tax laws of the U.S. or other jurisdictions, which may be applied retroactively, could have an adverse effect on the tax consequences to the Fund and its common shares. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Recent or future legislation, U.S. Treasury regulations, administrative interpretations or court decisions, with or without retroactive application, could significantly and negatively affect the U.S. federal income tax consequences to the Fund and its investors. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Fund.

We and our shareholders may recognize taxable income without a corresponding receipt of cash.

Unlike most BDCs (which are treated as RICs for U.S. federal income tax purposes), the Fund intends to be treated as a partnership, and not as a “publicly traded partnership”, taxable as a corporation for U.S. federal income tax purposes. By reason of its treatment as a partnership for U.S. federal income tax purposes, the Fund will generally not itself be subject to U.S. federal income tax. Rather, each Shareholder in computing its U.S. federal income tax will include its allocable share of Fund items of income, gain, loss, deduction and expense, regardless of whether such Shareholder has received any distributions from the Fund. The Fund may be required to recognize taxable income from certain investments prior to or without the receipt of corresponding amounts of cash. A Shareholder’s U.S. federal and other income tax liabilities with respect to its allocable share of the Fund’s income in a particular tax year thus could exceed the cash distributions to such Shareholder for such year, thereby giving rise to an out-of-pocket payment by such Shareholder.

An investment in the Fund may have adverse consequences for tax-exempt and Non-U.S. Shareholders.

The Fund is expected to engage in activities that, directly or indirectly, will cause it (and thus each Non-U.S. Shareholder) to be engaged in a “U.S. trade or business” for U.S. federal income tax purposes. In that event, among other consequences, each Non-U.S. Shareholder generally would be required to file a U.S. federal income tax return reporting its allocable share of the Fund’s income or loss that is treated as “effectively connected” with such trade or business and would be required to pay U.S. federal income tax at regular U.S. tax rates on that income. An investment in the Fund will also cause a Non-U.S. Shareholder to be engaged in “commercial activity” for purposes of Section 892 of the Code. An investment in the Fund thus may result in adverse tax consequences for a Non-U.S. Shareholder. Non-U.S. Shareholders are urged to consult their own tax advisors regarding the tax consequences to them of an investment in the Fund.

The Fund expects to generate income that is treated as UBTI with respect to tax-exempt Shareholders. Tax-exempt Shareholders are urged to consult their own tax advisors regarding the tax consequences to them of an investment in the Fund.

You may be required to obtain extensions of the time to file tax returns.

The Fund will deliver Schedules K-1 to Shareholders for any given fiscal year; however, Shareholders may not receive such Schedules K-1 until after April 15th of the following year. Accordingly, Shareholders should anticipate being required to obtain extensions of the filing date for their income tax returns at the U.S. federal, state and local levels. Shareholders are urged to consult their tax advisors with respect to applying for such extension.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management, Strategy and Governance

The Fund is externally managed by the Adviser and has no employees or internal information systems. Thus, the Fund relies on the Adviser as well as its administrator, custodian and other service providers to protect the Fund’s information from cybersecurity threats. The Fund’s Chief Compliance Officer (the “CCO”), in coordination with the Adviser’s Compliance Department and Information Security Working Group (the “ISWG”), which includes the Adviser’s Chief Technology Officer – Infrastructure and Cybersecurity (the “CTO”), Chief Compliance Officer, General Counsel and Chief Financial Officer or their respective designees and teams, oversees the Fund’s risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Trustees. The ISWG uses various security tools that help the Adviser identify, escalate, investigate, resolve and recover from cybersecurity incidents in a timely manner.

The Adviser also reviews the Fund service providers’ compliance and risk management policies and procedures related to cybersecurity matters, monitors such service providers’ use of information systems which have the potential to subject the Fund to information technology vulnerabilities and receives regular reports from the Fund’s service providers regarding cybersecurity threats and incidents. The CCO provides quarterly reports to the Board of Trustees regarding significant risks to the Fund, including, among others, those relating to cybersecurity. In addition, the CCO informs the Board of Trustees regarding material cybersecurity risks as they arise.

The Adviser takes a risk-based approach to cybersecurity and has implemented cybersecurity policies and procedures throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the Adviser deploys specialized security technologies and operational controls including, but not limited to, firewalls, anti-virus systems, passwords, restricted access, and electronic surveillance/monitoring. The Adviser also conducts regular internal penetration testing to assess information technology vulnerabilities, utilizes third-party technology solutions for real-time vulnerability management and engages a third-party consultant to conduct a cybersecurity assessment and preparedness analysis annually. In addition, the ISWG meets quarterly and on an as-needed basis.

The ISWG: (i) reviews any material information security incidents and documents the results of any such reviews and any responsive or remedial actions taken in connection therewith; (ii) escalates any significant incidents involving threats to, or breaches of, the cybersecurity protections set forth in the Adviser’s Information Security Program and Policies and Procedures (the “Information Security Program”) to the Adviser’s Compliance Committee or Operating Committee; and (iii) updates the Information Security Program as needed, based on, among other things: (a) results of testing and monitoring pursuant to the Information Security Program; (b) changes to applicable laws, rules, or regulations; (c) new or prospective cyber threats; and (d) material changes to the business and operation of the Adviser and the Fund. In addition, the ISWG is informed by the CTO of: (i) any risks to personal information and the Adviser’s information systems; (ii) ways to manage and control such risks; (iii) any concerns regarding third party vendor arrangements that could impact information security; (iv) the results of testing done in connection with the Information Security Program; and (v) any other matters that the CTO believes should be reviewed by the ISWG. The Information Security Program: (i) implements and maintains administrative, technical, and physical safeguards for the protection of personal information; (ii) protects against any anticipated threats or hazards to the security of such information, other Adviser information, and the Adviser’s information systems; and (iii) prevents unauthorized access to or use of the Adviser’s systems or personal information. In addition, the ISWG maintains an Incident Response Plan designed to define, in advance, the actions to be taken in the event that the Adviser suffers a digital attack or a potential cybersecurity breach.

The Adviser partners with third parties to assess the effectiveness of our cybersecurity prevention and response policies and procedures. The Adviser utilizes a third party to perform penetration testing once a year. Penetration testing involves scanning the Adviser’s internet points of entry and attempting to detect potential vulnerabilities. Remediation is performed, if needed, and a second scan is conducted. Internal penetration testing is performed by a combination of regularly scheduled vulnerability scans and using a third party service for real-time vulnerability management. To assess the capability to maintain operation of its business in the event of serious failure or disruption of essential services located in its primary data center, the Adviser also performs business continuity testing twice a year. See “Item 1A. Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.”

Item 2. Properties.

The Fund does not own any real estate or other physical properties materially important to our operations. Our principal executive office is located at Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.

Item 3. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and our Adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our Adviser, respectively. Except as described below, neither we nor the Adviser are currently subject to any material legal proceedings.

The Fund and certain other funds managed by the Adviser and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. The Fund intends to vigorously defend against these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however, management does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund's consolidated financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common shares were offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is not currently a public market for our common shares, nor can we give any assurance that one will develop.

Because common shares were acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shareholders may not sell, assign, transfer or otherwise dispose of any common shares unless (i) the Fund gives consent, and (ii) the transfer is made in accordance with applicable securities laws and the governing documents. The Fund will not unreasonably withhold its consent to the transfer of all or a portion of a Shareholder’s common shares to an affiliate of such Shareholder on at least 30 days’ prior written notice, provided that the conditions in the governing documents are otherwise satisfied.

Holders

As of March 20, 2024, there were 79 holders of our common shares.

Distributions

We intend to pay quarterly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. Please see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9 Net Assets—Distributions” for further information regarding our distributions on common shares. See also "Item 1A. Risk Factors—We may not be able to pay you distributions on our common shares, and our distributions to you may not grow over time."

The following table summarizes the Fund's dividends declared for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 2, 2023	September 30, 2023	November 9, 2023	Regular	$0.33	$12,179,459
November 2, 2023	September 30, 2023	November 9, 2023	Supplemental	$0.02	$738,149
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

The following table summarizes the Fund's dividends declared for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2022	September 30, 2022	November 14, 2022	Regular	$0.33	$12,179,459
August 12, 2022	June 30, 2022	August 12, 2022	Regular	$0.33	$12,179,459
May 11, 2022	March 31, 2022	May 13, 2022	Regular	$0.33	$12,179,459
February 14, 2022	December 31, 2021	February 14, 2022	Regular	$0.25	$9,338,931

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Specialty Lending Fund (the "Fund,""we,""us," or "our"). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

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

Overview

The Fund, a statutory trust organized under the laws of the state of Maryland, was formed on November 15, 2021 when Silver Point Specialty Credit Fund, L.P., a Delaware limited partnership that started operation on July 1, 2015, transferred all of its assets and liabilities to the Fund. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act") and to be treated as a partnership for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2023, the portfolio median EBITDA for our portfolio companies was approximately $76.4 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

Our Adviser believes the middle market lending environment is attractive throughout the credit cycle as a result of the following (i) growing demand for non-traditional lenders, (ii) trajectory of the middle market environment, (iii) dynamics of middle market lending conditions and (iv) the niches of the specialty lending market, which we believe our Adviser has the credit expertise and sourcing relationships on which to capitalize. The reduced competition and barriers to entry within these deals may allow us to originate and purchase loans at premium economics and with better creditor protections than those available in the broader market.

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through December 31, 2023, we have invested approximately $3.4 billion in 230 portfolio companies, excluding any subsequent exits or repayments. As of December 31, 2023, the fair value of our portfolio was invested approximately 93.8% in first lien secured debt, 0.7% in second lien debt, 0.4% in subordinated debt, 2.2% in equity investments and 2.9% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $26.6 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of December 31, 2023, the fair value of the Fund’s total assets was comprised of approximately 85.5% of “qualifying assets.”

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
•
errors and omissions liability insurance for Trustees and officers and any other insurance premiums;
•
interest payable on debt incurred to finance our investments;
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

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the 1940 Act, our total borrowings are limited and we are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 200% immediately after such borrowing. This means that we can borrow up to $1 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

Market Opportunity

We believe the middle market lending environment, and in particular our focus area within middle market lending, is attractive throughout the credit cycle as a result of a combination of the following:

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2023 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, it was reported that, in 2023, revenues increased for 83% of middle market companies at an average rate of 12.4%, representing two new high marks for the middle market. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be significantly increased demand for private credit from the dislocated public markets and we believe this will continue well into 2024. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape.

Portfolio and Investment Activity

As of December 31, 2023 and December 31, 2022, we had investments in 81 and 74 portfolio companies, respectively, with an aggregate fair value of $876.2 million and $815.4 million, respectively. As of December 31, 2023 and December 31, 2022, our portfolio had an average portfolio company investment size of $10.8 million and $11.0 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $840.4 million and $874.8 million for the years ended December 31, 2023 and 2022, respectively.

The table below summarizes our investments as of December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$832.5	$821.9	93.8%	$795.8	$773.1	94.8%
Second-lien debt	5.8	5.7	0.7%	14.8	14.7	1.8%
Subordinated Debt	3.8	3.7	0.4%	—	—	—
Equities	15.7	19.7	2.2%	7.8	16.1	2.0%
Other investments	27.7	25.2	2.9%	13.1	11.5	1.4%
Total	$885.5	$876.2	100.0%	$831.5	$815.4	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of December 31, 2023 and December 31, 2022:

	December 31, 2023				December 31, 2022
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$869.5	98.2%	$860.5	98.2%	$816.5	98.2%	$800.3	98.1%
Non-accrual(1)	16.0	1.8%	15.7	1.8%	15.0	1.8%	15.1	1.9%
Total	$885.5	100.0%	$876.2	100.0%	$831.5	100.0%	$815.4	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the year ended December 31, 2023, we funded $275.4 million in 28 new portfolio companies and $56.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.5 years. For the same period, we received $278.9 million of aggregate repayments, paydowns and sales.

For the year ended December 31, 2022, we funded $187.2 million in 21 new portfolio company and $50.6 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.8 years. For the same period, we received $340.9 million of aggregate repayments, paydowns and sales.

Our investment activity for the years ended December 31, 2023 and 2022 is presented below:

	For the Years Ended December 31,
($ in millions)	2023	2022
Investment funded:
New purchases	$275.4	$187.2
Follow-ons	56.5	50.6
Total	$331.9	$237.8
Investments funded(1):
First-lien debt	$330.4	$234.5
Second-lien debt	—	2.5
Other secured debt	—	—
Equities	1.0	0.7
Other investments	0.5	0.1
Total	$331.9	$237.8
Investments sold or repaid(1):
First-lien debt	$(269.1)	$(307.9)
Second-lien debt	(9.2)	(14.4)
Other secured debt	—	—
Equities	(0.3)	(10.3)
Other investments	(0.3)	(8.3)
Total	$(278.9)	$(340.9)
Number of new investment commitments in new portfolio companies	28	21
Average new investment fundings in new portfolio companies	$9.8	$8.9
Weighted average term (years) for new investments in new portfolio companies	5.5	4.8
Percentage of new floating rate investments at fair value	100.0%	84.6%
Weighted average yield of new investments at fair value	13.3%	12.0%
Weighted average spread over SOFR of new floating rate investments at fair value	7.2%	7.0%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average yield of portfolio	12.5%	11.3%
Weighted average yield of performing debt investments	13.4%	11.9%
Weighted average interest rate of performing debt investments	12.5%	11.0%
Weighted average spread over SOFR of floating rate performing investments	7.2%	7.0%

Results of Operations

For the years ended December 31, 2023 and 2022

Operating results for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
($ in millions)	2023	2022
Total investment income	$116.6	$96.3
Less: Total expenses	51.2	42.9
Net investment income	65.4	53.4
Net realized gain (loss)	(11.7)	(2.5)
Net change in unrealized gain (loss)	5.9	(37.7)
Net increase (decrease) in net assets resulting from operations	$59.6	$13.2

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Years Ended December 31,
($ in millions)	2023	2022
Interest income, excluding PIK interest	$111.7	$89.4
PIK interest income	4.5	2.5
Dividend income	—	3.3
Other income	0.4	1.1
Total investment income	$116.6	$96.3

For the year ended December 31, 2023, total investment income of $116.6 million increased by approximately $20.3 million from $96.3 million for the year ended December 31, 2022, primarily due to an increase in interest income (excluding PIK) of $22.3 million and partially offset by a decrease in dividend income of $3.3 million. The increase in interest income (excluding PIK) was largely driven by an increase in yield (excluding PIK) of approximately 307 basis points, primarily due to the increasing base rate environment, and partially offset by a slight decrease in average portfolio size of $34.4 million at fair value.

Expenses

Operating expenses for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
($ in millions)	2023	2022
Interest and financing expenses	$33.4	$24.0
Management fee	4.1	4.1
Income incentive compensation	10.7	9.2
Capital gains incentive compensation	—	(1.4)
Incentive compensation clawback	(5.3)	—
Professional fees	2.8	3.0
Administration fees	2.2	1.9
Trustee fees	0.4	0.4
Offering costs write off	1.3	—
Other general and administrative expenses	1.6	1.7
Total expenses	$51.2	$42.9

For the year ended December 31, 2023, total expenses increased $8.3 million to $51.2 million from $42.9 million for the year ended December 31, 2022. Interest and financing expenses for the year ended December 31, 2023 increased $9.4 million over prior year, primarily due to an increase in weighted average borrowing costs of approximately 242 basis points, driven primarily by an increase in base rates and partially offset by a decrease in average debt of $35.7 million. Additionally, for the year ended December 31, 2023, Income Incentive Compensation increased approximately $1.5 million; nonrecurring deferred offering costs of $1.3 million were written off and were presented as offering cost write off above. Furthermore, for the year ended December 31, 2022, the reversal of $1.4 million in previously accrued Capital Gains Incentive Compensation reduced operating costs for that period. These increases were partially offset by the incentive compensation clawback of $5.3 million for the year ended December 31, 2023 (see Note 3 to the consolidated financial statements).

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
($ in millions)	2023	2022
Net realized gain (loss):
Investments	$(12.0)	$(5.7)
Foreign currency ("FX") transactions and FX forward contracts	0.1	3.0
Interest rate swaps, caps and total return swaps	0.2	0.2
Total net realized gain (loss)	$(11.7)	$(2.5)
Net change in unrealized appreciation (depreciation):
Investments	$6.8	$(39.0)
Translation in FX and FX forward contracts	(1.0)	1.1
Interest rate swaps, cap and total return swaps	0.1	0.2
Total net change in unrealized appreciation (depreciation)	$5.9	$(37.7)

Net Realized Gain (Loss)

For the years ended December 31, 2023 and 2022, net realized gain (loss) on investments was $(12.0) million and $(5.7) million, respectively, which was primarily driven by three portfolio companies and one portfolio company, respectively, with corresponding realized losses greater than $1.0 million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the year ended December 31, 2023, net change in unrealized appreciation (depreciation) on investments was $6.8 million. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $28.0 million, primarily driven by eight portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(21.2) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

For the year ended December 31, 2022, net change in unrealized appreciation (depreciation) on investments was $(39.0) million, primarily driven by widening of credit spreads and certain portfolio company-specific developments. We had gross unrealized appreciation of $8.8 million (including reversal of previously recognized unrealized depreciation associated with disposals), primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(47.8) million, primarily driven by fifteen portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through December 31, 2023, we have fully exited investments in 149 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.3%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the 1940 Act.

For the years ended December 31, 2022 and 2021

The comparison of the years ended December 31, 2022 and 2021 can be found within "Item 2—Financial Information—Results of Operations" in our registration statement on Form 10, filed with the SEC on April 3, 2023.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2023 and December 31, 2022, our asset coverage ratio was 219% and 215%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of December 31, 2023 and December 31, 2022, our unfunded portfolio commitments were approximately $27.9 million and $25.4 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of December 31, 2023, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2023, we had approximately $79.6 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of December 31, 2023, we had $119.3 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the year ended December 31, 2023, cash provided by operating activities was $5.4 million, primarily driven by proceeds from sales, paydowns and resolutions of investments of $278.9 million, an increase in net assets resulting from operations of $59.6 million and net change in unsettled transactions of $7.3 million, partially offset by purchases of investments of $(331.9) million and other operating activity of $(8.5) million. Lastly, cash used in financing activities was $(57.9) million, primarily due to dividends paid of $(50.2) million, net payments on borrowings of $(9.6) million, payment of deferred financing costs of approximately $(1.2) million and proceeds from other liabilities of $3.1 million.

Contractual Obligations

As of December 31, 2023, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2021 CLO	$288.0	$—	$—	$—	$288.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	20.4	—	—	20.4	—
Total Contractual Obligations	$453.4	$—	$145.0	$20.4	$288.0

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

	December 31, 2023
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	7.38%
Class A-1a Notes	104.5	104.5	S+1.72%	7.38%
Class A-1b Notes	7.5	7.5	2.45%	2.45%
Class A-2a Notes	6.0	6.0	S+1.90%	7.56%
Class A-2b Notes	10.0	10.0	2.81%	2.81%
Class B-1 Notes	8.0	8.0	S+2.00%	7.66%
Class B-2 Notes	8.0	8.0	2.94%	2.94%
Class C Notes	44.0	44.0	S+3.00%	8.66%
Total 2021 CLO	$288.0	$288.0		7.17%

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

As of December 31, 2023, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

Distributions

We intend to pay quarterly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time (see Note 9 to the consolidated financial statements for more details).

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

As of December 31, 2023 and December 31, 2022, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2023	December 31, 2022
First Lien Secured Debt	$27.6	$22.2
Second Lien Secured Debt	—	2.9
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$27.9	$25.4

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2023, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

Valuation of Investments and Derivative Contracts

Effective August 10, 2022, the Board of Trustees designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board of Trustees oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

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

See Note 2 and Note 5 to the consolidated financial statements for more information on our valuation process, as well as key assumptions and inputs used in valuation of level 3 investments period over period.

Recent Developments

On February 2, 2024, the Board of Trustees declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on February 12, 2024, for Shareholders of record on December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of December 31, 2023, approximately 91.5% of our total debt investments at fair value (or 93.3% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 97.6% of our performing debt investments based on fair value were effectively floating rate investments as of December 31, 2023. Our Revolving Credit Facility and a majority of the 2021 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	December 31, 2023
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$23.0	$(12.8)	$10.2
Up 200 basis points	15.3	(8.5)	6.8
Up 100 basis points	7.7	(4.3)	3.4
Up 50 basis points	3.8	(2.1)	1.7
Down 50 basis points	(3.9)	2.1	(1.8)
Down 100 basis points	(7.8)	4.3	(3.5)
Down 200 basis points	(15.5)	8.5	(7.0)
Down 300 basis points	(22.6)	12.8	(9.8)
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

The interest sensitivity analysis as of December 31, 2022 can be found within "Item 2—Financial Information—Quantitative and Qualitative Analysis About Market Risk" in our registration statement on Form 10, filed with the SEC on April 3, 2023.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Silver Point Specialty Lending Fund

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Silver Point Specialty Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Silver Point Specialty Lending Fund and its subsidiaries (the “Fund”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodians, brokers, agent banks and portfolio company investees; when replies were not received from brokers and agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 20, 2024

We have served as the Fund’s auditor since 2015.

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $808,399,961 and $784,623,099, respectively)	$808,932,858	$772,797,091
Non-controlled, affiliated investments (amortized cost of $14,673,357 and zero, respectively)	14,315,483	—
Controlled investments (amortized cost of $62,397,504 and $46,857,175, respectively)	52,948,918	42,627,570
Total investments, at fair value (amortized cost of $885,470,822 and $831,480,274, respectively)	876,197,259	815,424,661
Cash and cash equivalents	25,909,439	126,670,529
Restricted cash and cash equivalents	89,133,845	41,633,237
Foreign cash held at banks (cost of $4,284,056 and $3,506,000, respectively)	4,226,191	3,490,954
Receivable for unsettled transactions	4,685,132	—
Interest receivable	9,340,473	9,464,884
Incentive compensation clawback (Note 3)	5,278,193	—
Foreign currency forward contracts, at fair value	—	242,373
Interest rate swaps, at fair value	459,896	165,747
Due from broker	5,107,476	2,969,179
Deferred financing costs	697,546	326,646
Deferred offering costs	—	1,272,403
Other assets	824,346	1,313,540
Total assets	$1,021,859,796	$1,002,974,153

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $2,879,010 and $4,392,436, respectively)	$449,730,356	$458,582,502
Payable for unsettled transactions	14,567,040	2,618,673
Interest payable	5,634,951	4,848,329
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,726
Income incentive compensation payable to an affiliate (Note 3)	3,156,749	2,147,321
Interest rate swaps, at fair value	1,514,965	—
Foreign currency forward contracts, at fair value	764,756	125,230
Other liabilities	3,065,646	—
Accrued expenses	1,970,451	2,645,540
Total liabilities	481,434,584	471,997,321

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(13,186,559)	(22,634,939)
Total net assets	540,425,212	530,976,832
Total liabilities and net assets	$1,021,859,796	$1,002,974,153
Net asset value per share	$14.64	$14.39

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022	2021
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$108,938,197	$87,755,139	$73,250,199
PIK interest income	4,112,348	2,414,053	5,687,630
Dividend income	—	3,306,442	—
Other income	415,424	1,087,431	53,227
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	906,511	—	—
PIK interest income	277,876	—	—
Controlled investments:
Interest income (excluding PIK interest)	1,889,635	1,675,487	796,355
PIK interest income	73,355	46,540	73,871
Dividend income	—	—	72,373
Total investment income	116,613,346	96,285,092	79,933,655

Expenses:
Interest and financing expenses	33,430,091	24,040,294	14,797,393
Management fee (Note 3)	4,118,679	4,118,679	3,310,511
Income incentive compensation (Note 3)	10,665,002	9,160,228	7,219,959
Capital gains incentive compensation (Note 3)	—	(1,429,874)	1,429,874
Incentive compensation clawback (Note 3)	(5,278,193)	—	—
Professional fees	2,830,719	3,028,258	3,943,465
Administration fees	2,215,781	1,912,572	388,551
Trustee fees	350,000	357,500	90,000
Offering costs write off	1,272,403	—	—
Other general and administrative expenses	1,598,345	1,663,242	1,154,051
Expenses before management fee offset	51,202,827	42,850,899	32,333,804
Management fee offset	—	—	(630,007)
Total expenses	51,202,827	42,850,899	31,703,797

Net investment income	65,410,519	53,434,193	48,229,858

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(12,303,812)	(5,855,478)	2,486,181
Controlled investments	317,952	202,974	—
Foreign currency transactions	339,200	(1,683,719)	1,302,450
Foreign currency forward contracts	(279,502)	4,628,392	4,378,260
Interest rate swaps and caps	218,609	(827)	(90,000)
Total return swaps	—	163,071	826,438
Total net realized gain (loss)	(11,707,553)	(2,545,587)	8,903,329
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	12,358,905	(35,400,067)	16,530,965
Non-controlled/affiliated investments	(357,874)	—	—
Controlled investments	(5,218,981)	(3,559,706)	(135,069)
Translation of assets and liabilities in foreign currencies	(43,507)	(32,263)	466,879
Foreign currency forward contracts	(881,899)	1,106,847	(955,200)
Interest rate swaps and caps	82,904	165,747	90,000
Total return swaps	—	—	(428,081)
Total net change in unrealized appreciation (depreciation)	5,939,548	(37,719,442)	15,569,494
Net gain (loss)	(5,768,005)	(40,265,029)	24,472,823
Net increase (decrease) in net assets resulting from operations(1)	$59,642,514	$13,169,164	$72,702,681
Net investment income per share (Basic and Dilutive)(1)	$1.77	$1.45	$1.31
Earnings per share (Basic and Dilutive)(1)	$1.62	$0.36	$1.97
Weighted average shares outstanding(1)	36,907,451	36,907,451	36,907,451
(1)
The Fund converted to a unitized trust effective November 15, 2021. The net increase in net assets from operations for the period November 15, 2021 through December 31, 2021 was $10,073,205 or $0.27 per share (with $0.20 per share attributable to net investment income for the same period). Prior to November 15, 2021, the Fund was a non-unitized partnership (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

	For the Years Ended December 31,
	2023	2022	2021(1)
Net increase (decrease) in net assets resulting from operations:
Net investment income	$65,410,519	$53,434,193	$48,229,858
Net realized gain (loss)	(11,707,553)	(2,545,587)	8,903,329
Net change in unrealized appreciation (depreciation)	5,939,548	(37,719,442)	15,569,494
Net increase (decrease) in net assets resulting from operations	59,642,514	13,169,164	72,702,681
Distributions (Note 9)
Distributions from distributable earnings	(50,194,134)	(45,877,308)	(69,691,723)
Net decrease in net assets resulting from distributions	(50,194,134)	(45,877,308)	(69,691,723)
Contributions(1)	—	—	93,175,934
Net increase (decrease) in net assets	9,448,380	(32,708,144)	96,186,892
Net assets, beginning of period	530,976,832	563,684,976	467,498,084
Net assets, end of period	$540,425,212	$530,976,832	$563,684,976

(1)
The Fund converted to a unitized trust effective November 15, 2021. Prior to November 15, 2021, the Fund was a non-unitized partnership (see Note 1):

	Limited Partners	General Partner	Shareholders	Total
Partners' capital, January 1, 2021	$467,474,388	$23,696	$—	$467,498,084
Allocation of net increase (decrease) in partners' capital resulting from operations:
Net investment income	40,974,452	4,522	—	40,978,974
Net realized gain (loss)	7,186,886	651	—	7,187,537
Net change in unrealized appreciation (depreciation)	14,461,662	1,303	—	14,462,965
Net increase (decrease) in partners’ capital resulting from operations	62,623,000	6,476	—	62,629,476
Contributions	93,148,816	27,118	—	93,175,934
Distributions	(69,684,930)	(6,793)	—	(69,691,723)
Net increase (decrease) in partners’ capital for the period January 1, 2021 through November 14, 2021	86,086,886	26,801	—	86,113,687
Conversion of partnership interests to issuance of common shares	(553,561,274)	(50,497)	553,611,771	—
Net investment income	—	—	7,250,884	7,250,884
Net realized gain (loss)	—	—	1,715,792	1,715,792
Net change in unrealized appreciation (depreciation)	—	—	1,106,529	1,106,529
Net increase (decrease) in net assets from operations for the period November 15, 2021 through December 31, 2021	—	—	10,073,205	10,073,205
Net Assets, December 31, 2021	$—	$—	$563,684,976	$563,684,976

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$59,642,514	$13,169,164	$72,702,681
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(8,973,118)	(10,271,953)	(12,775,398)
Amortization of deferred financing costs and debt issuance costs	2,331,786	2,750,773	2,606,768
Offering costs write off	1,272,403	—	—
Payments for purchase of investments	(331,896,890)	(237,845,487)	(744,805,483)
Proceeds from sales, paydowns and resolutions of investments	278,871,672	340,910,843	586,915,927
Interest paid-in-kind	(4,463,579)	(1,681,111)	(5,813,348)
Net realized (gain) loss from investments	11,985,860	5,652,504	(2,486,181)
Net change in unrealized (appreciation) depreciation from investments	(6,782,050)	38,959,773	(16,395,896)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	881,899	(1,106,847)	955,200
Net change in unrealized (appreciation) depreciation from interest rate swaps	(82,904)	(165,747)	—
Net change in unrealized (appreciation) depreciation from total return swaps	—	—	428,081
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged item	(77,804)	—	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	(4,685,132)	24,464,754	(21,175,284)
Interest receivable	609,918	(3,548,661)	1,818,910
Incentive compensation clawback	(5,278,193)	—	—
Due from broker	(2,138,297)	(2,969,179)	1,769,418
Other assets	489,194	(509,517)	254,895
Due to broker	—	(480,000)	480,000
Payable for unsettled transactions	11,948,367	(8,303,741)	(17,312,066)
Interest payable	786,622	2,155,871	2,300,845
Management fees payable to an affiliate	—	503,505	(156,547)
Income incentive compensation payable to an affiliate	1,009,428	(2,409,605)	2,630,522
Capital gains incentive compensation payable to an affiliate	—	(1,411,001)	1,411,001
Interest rate swaps accrual, net	615,951	—	—
Payable to Trustees	—	(34,453)	34,453
Accrued expenses	(675,144)	1,396,598	240,532
Net cash provided by (used in) operating activities	5,392,503	159,226,483	(146,370,970)
Cash flows from financing activities
Proceeds from debt borrowings	44,400,000	81,300,000	847,621,385
Principal debt payments	(54,000,000)	(148,500,000)	(613,863,137)
Payment of deferred financing costs and debt issuance costs	(1,189,260)	(1,637,698)	(7,574,761)
Payment of deferred offering costs	—	(659,861)	(230,699)
Capital distributions / dividends paid	(50,194,134)	(45,877,308)	(69,691,723)
Proceeds from other liabilities	3,065,646	—	—
Capital contributions	—	—	93,175,934
Reverse repurchase agreements, net	—	—	(7,569,334)
Net cash provided by (used in) financing activities	(57,917,748)	(115,374,867)	241,867,665
Net increase (decrease)	(52,525,245)	43,851,616	95,496,695

Beginning of period balance(1)	171,794,720	127,943,104	32,446,409
End of period balance(1)	$119,269,475	$171,794,720	$127,943,104
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$29,648,759	$19,133,650	$9,889,780
Cash paid during the period for income taxes	$79,206	$28,455	$48,283

Supplemental disclosure of non-cash information
Conversion of partnership interests to issuance of common shares	$—	$—	$553,611,771

	December 31,
	2023	2022	2021
Cash and cash equivalents	$25,909,439	$126,670,529	$29,586,805
Foreign cash held at banks	4,226,191	3,490,954	7,996,689
Restricted cash and cash equivalents	89,133,845	41,633,237	90,359,610
Total	$119,269,475	$171,794,720	$127,943,104

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
1440 Foods Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+6.00%, 1.00% Floor	11.36%	12/20/2023	12/20/2029	$7,849,139	$7,653,080	$7,652,911	1.42%
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.10%, 1.00% Floor	11.44	4/8/2022	11/30/2026	6,495,009	6,407,470	6,202,715	1.15
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+7.01%, 1.00% Floor	12.36	11/23/2022	11/23/2027	8,699,919	8,520,852	8,586,084	1.59
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(17,109)	(11,311)	(0.00)
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	11.36	9/1/2023	9/1/2030	9,687,879	9,499,133	9,499,359	1.76
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/1/2030	908,238	(17,298)	(17,674)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	11.61	10/18/2021	3/26/2027	19,549,996	18,324,807	18,490,207	3.42
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	12.21	5/24/2022	5/24/2027	13,553,592	13,260,026	13,035,786	2.41
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.46	4/22/2022	4/22/2027	9,699,212	9,557,527	9,696,643	1.79
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.46	4/22/2022	4/22/2027	1,729,003	1,707,728	1,728,545	0.32
Allentown LLC⁽⁷⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.15%, 1.00% Floor	11.51	12/19/2023	4/22/2027	1,899,876	1,862,233	1,899,372	0.35
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027	1,158,461	251,131	261,804	0.05
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.13	5/2/2023	5/2/2030	5,836,837	5,668,764	5,676,861	1.05
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(15,568)	(15,538)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Airline & Airport Services	12%	12.00	12/19/2023	12/28/2025	6,085,059	6,085,059	6,692,842	1.24
Amerijet Holdings Inc⁽⁷⁾⁽²⁸⁾	1st Lien Term Loan	Airline & Airport Services	S+7.00%, 1.00% Floor	12.47	12/28/2021	12/28/2025	14,540,241	14,303,287	13,209,799	2.44
Amerijet Holdings Inc⁽⁷⁾⁽²⁸⁾	1st Lien Revolver	Airline & Airport Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.47	12/28/2021	12/28/2025	2,536,322	2,498,460	2,302,814	0.43
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	S+6.03%, 1.00% Floor	11.37	7/20/2021	7/21/2027	4,887,500	4,821,898	4,771,971	0.88
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁷⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	11.80	5/26/2022	5/26/2028	2,204,956	2,170,470	2,190,883	0.41
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Consumer Products	S+10.76%, 2.00% Floor	16.11	5/24/2023	5/24/2028	10,755,623	10,555,782	10,301,786	1.91
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,565	(14,733)	(34,714)	(0.01)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.38	11/6/2023	11/7/2029	3,998,546	3,879,991	3,879,201	0.72
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.96	11/7/2023	11/7/2029	€7,172,787	7,478,697	7,681,851	1.42
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(34,235)	(34,732)	(0.01)
Aspire Bakeries Holdings	1st Lien Term Loan	Food Products	S+4.25%	9.61	12/15/2023	12/23/2030	6,200,000	6,138,093	6,192,250	1.15
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.59	5/26/2023	6/1/2025	6,623,459	6,558,258	6,504,160	1.20
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.73%, 0.75% Floor	12.09	9/28/2021	9/20/2027	16,424,649	15,891,794	15,943,745	2.95
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.61	6/10/2021	6/11/2027	4,193,255	4,165,990	4,098,716	0.76
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.61	11/19/2021	6/11/2027	2,614,505	2,598,190	2,555,559	0.47
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	12.53	12/13/2018	6/2/2026	9,234,640	9,134,331	8,973,074	1.66
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.89	2/17/2021	3/31/2027	22,700,438	22,341,194	21,383,150	3.96
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.89	7/12/2021	3/31/2027	530,190	517,358	499,423	0.09

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²⁸⁾	1st Lien Term Loan	Aerospace & Defense	S+10.68%, 1.50% Floor	15.86%	8/20/2019	8/20/2024	$9,860,361	$9,783,750	$9,775,335	1.81%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	11.38	10/10/2023	10/10/2030	3,512,473	3,425,688	3,425,226	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(9,710)	(9,832)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+7.50%, 0.75% Floor	12.86	2/27/2023	2/27/2030	10,351,154	10,128,331	10,223,054	1.89
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+7.50%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(10,212)	(11,437)	(0.00)
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+7.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(15,206)	(9,323)	(0.00)
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.50%, 0.50% Floor	7.86	12/27/2023	11/30/2028	3,707,875	3,717,144	3,702,962	0.69
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.50%, 0.50% Floor	7.86	12/27/2023	11/30/2028	282,691	283,397	282,316	0.05
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	12.10	11/8/2023	11/8/2030	9,501,470	9,271,317	9,267,162	1.71
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(24,200)	(24,512)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	13.46	8/30/2023	8/30/2027	19,979,088	19,496,461	19,509,535	3.61
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+7.40%, 0.75% Floor	12.75	3/2/2022	3/4/2027	22,574,020	22,100,505	22,419,314	4.15
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+4.60%, 1.00% Floor	9.99	2/19/2021	7/22/2025	3,475,373	3,455,073	3,197,344	0.59
Form Technologies Inc⁽⁹⁾⁽²⁷⁾	1st Lien Term Loan	Automobiles & Components	S+9.10%, 1.00% Floor	14.49	2/19/2021	10/22/2025	1,405,898	1,397,144	988,810	0.18
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.38	9/1/2023	9/1/2029	7,637,677	7,491,696	7,490,072	1.39
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/1/2029	2,764,963	(26,188)	(53,435)	(0.01)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	11.38	9/1/2023	9/1/2029	1,063,447	192,603	192,150	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.11	4/19/2023	4/19/2030	1,922,454	182,788	179,752	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	12.11	4/19/2023	4/19/2030	8,799,072	8,548,881	8,653,546	1.60
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	12.11	4/19/2023	4/19/2029	1,345,718	714,119	726,666	0.13
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³²⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	14.88	10/26/2023	10/26/2028	18,530,264	17,989,532	18,171,357	3.36
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	13.10	9/6/2019	7/30/2024	25,416,374	25,352,444	25,288,119	4.68
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.29	10/17/2022	11/1/2025	14,926,857	14,726,822	14,718,560	2.72
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor	12.21	11/3/2021	11/5/2026	16,669,831	16,348,802	16,099,161	2.98
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(79,354)	95,846	0.02
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.34	12/23/2022	12/31/2024	6,526,401	6,406,124	6,397,895	1.18
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	11.88	12/20/2023	11/9/2028	4,636,928	4,544,190	4,544,190	0.84
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(12,532)	(12,532)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.54	7/23/2021	7/23/2026	18,123,480	17,927,555	17,377,045	3.22
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.84	12/1/2022	5/29/2026	4,568,481	4,418,432	4,408,789	0.82
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.65%, 1.00% Floor	12.00	4/30/2021	4/30/2026	12,053,910	11,997,413	12,083,606	2.24
LMG Holdings⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+6.65%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026	690,670	(2,626)	3,755	0.00
Mad Engine Global, LLC⁽⁹⁾	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	12.61	6/30/2021	7/15/2027	11,325,000	11,132,024	7,977,047	1.48
Manchester Acquisition Sub LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	11.28	11/16/2021	12/1/2026	6,484,163	6,260,825	6,140,311	1.14
Medline Borrower LP⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+3.11%, 0.50% Floor	8.47	12/27/2023	10/21/2028	5,984,772	6,022,176	6,006,197	1.11
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.38	5/31/2023	5/31/2030	16,848,661	16,523,463	16,719,675	3.09
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,505,185	(27,151)	(12,634)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.12%	11/17/2023	11/17/2028	$13,874,788	$13,464,526	$13,460,405	2.49%
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	991,056	(29,208)	(29,569)	(0.01)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.25%, 1.00% Floor	11.69	6/30/2022	6/30/2027	8,688,733	8,558,959	8,623,049	1.60
Mountaineer Merger Corp⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.26%, 0.75% Floor	12.64	10/22/2021	10/26/2028	4,625,000	4,525,116	3,702,929	0.69
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	11,427,968	11,241,279	11,280,881	2.09
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	5,749,987	5,653,349	5,676,285	1.05
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.12%, 1.00% Floor (0.50% on unfunded)	12.48	10/26/2020	4/3/2026	1,486,897	1,092,351	1,082,754	0.20
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+9.10%, 1.00% Floor	14.48	3/19/2019	3/20/2026	1,994,931	1,976,776	1,486,224	0.28
Northstar Group Services Inc⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.61%, 1.00% Floor	10.97	9/29/2021	11/12/2026	9,419,348	9,390,864	9,378,138	1.74
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.78	6/30/2023	6/30/2027	21,873,709	21,470,939	21,334,179	3.95
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+7.10%, 0.50% Floor	12.48	5/17/2022	5/25/2027	9,692,911	9,369,979	9,739,582	1.80
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.64	8/31/2023	8/31/2030	7,941,982	7,807,708	7,807,091	1.44
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(10,530)	(10,736)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.13	3/27/2023	3/27/2028	761,278	674,684	675,195	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/30/2023	3/27/2028	1,693,649	(16,642)	(31,814)	(0.01)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.10	3/27/2023	3/27/2028	5,293,118	5,145,983	5,153,329	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	457,124	(12,212)	(12,033)	(0.00)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.37	6/21/2023	6/21/2029	12,540,043	12,184,947	12,074,524	2.23
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.38	6/21/2023	6/21/2029	1,164,025	713,147	700,688	0.13
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	11.10	2/18/2022	2/18/2029	3,781,071	3,721,530	3,757,661	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	11.10	2/18/2022	2/18/2029	945,268	461,667	466,781	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029	236,317	(3,465)	(1,463)	(0.00)
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.50%, 0.75% Floor	11.95	5/11/2022	5/19/2028	18,972,005	18,659,768	16,952,672	3.14
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+7.40%, 1.00% Floor	12.79	1/22/2021	1/22/2027	21,118,448	20,886,194	20,497,133	3.79
STV Group, Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.35%	10.71	8/3/2020	12/11/2026	4,982,030	4,851,513	4,941,702	0.91
STV Group, Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+4.38%, (0.50% on unfunded)	10.11	9/30/2021	6/13/2026	1,300,000	704,661	807,732	0.15
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Software & Services	S+9.90%, 1.00% Floor	15.28	10/15/2020	10/15/2025	13,362,853	13,207,690	13,203,765	2.44
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	15.21	10/15/2020	10/15/2025	1,297,629	1,200,721	1,197,359	0.22
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.48	12/23/2021	12/31/2028	6,499,924	6,408,356	6,420,225	1.19
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.99	1/12/2023	4/5/2029	11,192,878	10,892,173	10,902,222	2.02
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.63	12/15/2023	4/1/2027	1,846,292	209,740	211,315	0.04
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Consumer Products	S+9.81%, 1.00% Floor	15.19	5/13/2022	5/13/2027	9,537,944	9,338,479	9,336,090	1.73
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.70%	13.98	6/2/2023	3/1/2024	4,349,159	4,298,239	4,479,634	0.83
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Business Services	S+8.50%, 1.00% Floor	13.85	5/20/2021	5/20/2025	19,386,151	19,111,430	19,204,115	3.55
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+7.50%, 1.00% Floor	12.88	7/7/2023	7/7/2029	11,988,004	11,695,469	11,666,673	2.16
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029	1,223,266	(28,473)	(32,853)	(0.01)
Total United States of America 1st Lien/Secured Loans								700,201,887	691,830,498	128.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	14.35%	5/26/2023	5/26/2026		$14,593,965	$13,976,874	$14,342,616	2.65%
Total Australia 1st Lien/Secured Loans									13,976,874	14,342,616	2.65
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.20	12/3/2021	12/3/2027	C$	4,728,658	3,653,469	3,506,126	0.65
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.21	12/3/2021	12/3/2027	C$	1,054,205	814,146	781,491	0.14
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	11.20	12/3/2021	12/3/2026	C$	414,683	137,919	120,341	0.02
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	C+8.00%, 0.75% Floor	13.59	10/21/2021	10/22/2027	C$	3,449,023	2,755,466	2,597,901	0.48
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	S+8.15%, 0.75% Floor	13.55	10/21/2021	10/22/2027		12,827,541	12,657,815	12,795,472	2.37
Total Canada 1st Lien/Secured Loans									20,018,815	19,801,331	3.66
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	18.38	12/15/2021	12/15/2026		6,728,049	6,654,716	6,593,452	1.22
Total Cayman Islands 1st Lien/Secured Loans									6,654,716	6,593,452	1.22
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	11.71	12/3/2021	12/15/2026		4,072,618	4,018,972	4,024,546	0.74
Total Netherlands 1st Lien/Secured Loans									4,018,972	4,024,546	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+8.51%, 0.75% Floor	13.82	6/9/2021	6/23/2026		5,800,296	5,532,092	5,278,269	0.98
Total Singapore 1st Lien/Secured Loans									5,532,092	5,278,269	0.98
Total 1st Lien/Secured Loans									750,403,356	741,870,712	137.29
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.11	11/19/2021	6/11/2028		2,572,287	2,544,209	2,498,996	0.46
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.11	6/10/2021	6/11/2028		3,333,333	3,297,315	3,238,359	0.60
Total United States of America 2nd Lien Term Loan									5,841,524	5,737,355	1.06
Total 2nd Lien/Secured Loans									5,841,524	5,737,355	1.06
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁶⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026		17,332,429	15,976,413	15,794,176	2.92
Total United States of America Senior Secured Bonds									15,976,413	15,794,176	2.92
Japan
Universal Entertainment Corp⁽¹⁰⁾	Senior Secured Bonds	Gaming & Leisure	8.75%	8.75	10/29/2020	12/11/2024		20,298,000	21,724,350	21,790,631	4.03
Total Japan Senior Secured Bonds									21,724,350	21,790,631	4.03
United Kingdom
Avianca Midco 2 LTD⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	9.00%	9.00	12/1/2021	12/1/2028		7,502,520	7,502,520	6,591,080	1.22
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026		£4,268,000	5,894,323	5,111,091	0.95
Total United Kingdom Senior Secured Bonds									13,396,843	11,702,171	2.17
Total Senior Secured Bonds									51,097,606	49,286,978	9.12
Equities
United States of America
Beauty Health Co⁽⁷⁾⁽²³⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A		913,460	—	2,724,166	0.50
Impala RGIS Holdings LLC ⁽⁷⁾⁽²³⁾	Common Equities	Business Services	N/A	N/A	6/25/2020	N/A		325,652	1,057,475	9,313,647	1.72
Total United States of America Equities									1,057,475	12,037,813	2.22
Total Equities									1,057,475	12,037,813	2.22
Total Non-Controlled/Non-Affiliated Investments									808,399,961	808,932,858	149.69%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³⁰⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50	8/8/2023	11/9/2026	€9,995,793	$10,833,210	$10,592,982	1.96%
Total 1st Lien/Secured Loans								10,833,210	10,592,982	1.96
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³⁰⁾	Subordinated Bonds	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,587,379	3,840,147	3,722,501	0.69
Total Subordinated Debt								3,840,147	3,722,501	0.69
Total Non-Controlled/Affiliated Investments								14,673,357	14,315,483	2.65%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2024	14,000,000	14,000,000	14,004,900	2.59
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,120,712	1.13
Total 1st Lien/Secured Loans								20,125,000	20,125,612	3.72
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²³⁾⁽³¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	7,613,410	1.41
Total Equities								14,608,750	7,613,410	1.41
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,818,543	0.34
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³¹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$473,766	473,766	466,903	0.09
Total Trust Interest								3,627,240	2,285,446	0.43
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,006,500	13,655,955	2.53
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Industrial	N/A	N/A	12/14/2021	N/A	90%	10,030,014	9,268,495	1.72
Total Real Estate Properties								24,036,514	22,924,450	4.25
Total Controlled Investments								62,397,504	52,948,918	9.81%
Total Investments, December 31, 2023								$885,470,822	$876,197,259	162.15%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						101,331,843	101,331,843	101,331,843	18.75
Total Cash Equivalents and Restricted Cash Equivalents								$101,331,843	$101,331,843	18.75%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), or Prime Rate (“P”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2023.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2023, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $17.8 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $26.1 million; the net unrealized depreciation was $8.3 million; the aggregate tax cost of securities for Federal income tax purposes was $882.7 million.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

(5)
Percentage is based on net assets of $540,425,212 as of December 31, 2023.
(6)
The investment has an unfunded commitment as of December 31, 2023 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $124.1 million.
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $334.2 million.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2023, qualifying assets totaled 85.5% of the Fund’s total assets.
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
(19)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+9.50%.
(20)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 15.00%.
(21)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 12.00%.
(22)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+9.90%.
(23)
Represents a non-income producing investment.
(24)
The negative fair value is the result of the original discount on the loan.
(25)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(26)
Investment, representing 1.8% of cost and 1.8% of fair value, respectively, was on non-accrual status as of December 31, 2023, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(27)
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
(28)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(29)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

(30)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2023, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$—	$10,833,210	$—	$(240,228)	$—	$10,592,982	$892,644	$—	€9,995,793
Takko Fashion Sarl	Subordinated Debt	†	—	3,840,147	—	(117,646)	—	3,722,501	291,743	—	€3,587,379
Total			$—	$14,673,357	$—	$(357,874)	$—	$14,315,483	$1,184,387	$—

* Gross additions include increases in the cost basis of the investments resulting from new and follow-on portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

† At December 31, 2023, the subordinated debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

(31)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$—	$14,006,500	$—	$(350,545)	$—	$13,655,955	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,300,247	492,482	—	(524,234)	—	9,268,495	—	—	90%
SP-CREH 19 Highline LLC	Secured Loans	20,909,700	(7,000,000)	—	95,200	—	14,004,900	1,462,114	—	$14,000,000
SP-CREH 19 Highline LLC	Secured Loans	6,107,544	—	—	13,168	—	6,120,712	427,521	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	4,037,355	7,967,993	—	(4,391,938)	—	7,613,410	—	—	70%
TH Liquidating Trust	Trust Interest	1,878,114	—	—	(59,571)	—	1,818,543	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	394,610	73,354	—	(1,061)	—	466,903	73,355	—	$473,766
16415 Tuckerton Road, Houston, Texas***	Real Estate Properties	—	—	(317,952)	—	317,952	—	—	—	0%
Total		$42,627,570	$15,540,329	$(317,952)	$(5,218,981)	$317,952	$52,948,918	$1,962,990	$—

* Gross additions include increases in the cost basis of the investments resulting from new and follow-on portfolio investments, accretion of discounts, PIK interest, and the exchange of one or more existing securities for one or more new investments.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investments repayments and sales.

*** Investment no longer held as of December 31, 2023.

(32)
The Fund sold a participating interest of approximately $3.1 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $3.1 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€4,700,000	$3,777	$(13,503)
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(19,190)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$20,470,000	(89,917)	221,733
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,840,000)	1,811	(11,954)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$3,760,000	112,154	54,212
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	(15,952)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£6,000,000	(52,439)	33,227
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(150,645)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	150,724
Total										248,652
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(577,564)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(726,157)
Total										(1,303,721)
Total Interest Rate Swaps										$(1,055,069)
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	3/28/2024	$7,499,073	C$	10,151,537	$(175,296)
Bank of America	3/28/2024	$22,893,761		€21,119,558	(499,887)
Bank of America	3/28/2024	$7,277,212		£5,784,122	(89,573)
Total					$(764,756)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.65%, 1.00% Floor	9.76%	4/8/2022	11/30/2026	$6,560,948	$6,446,421	$6,332,299	1.19%
8800 Austin, LLC and 8900 Austin, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Multi-Family	L+5.50%, 0.50% Floor	9.62	6/24/2021	6/24/2023	15,000,000	12,533,279	12,543,794	2.36
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+7.01%, 1.00% Floor	11.59	11/23/2022	11/23/2027	8,787,796	8,572,260	8,568,951	1.61
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(21,500)	(21,873)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	L+6.00%, 1.00% Floor	10.73	10/18/2021	3/26/2027	16,452,278	15,171,312	15,601,516	2.94
Accurate Background LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Business Services	L+6.00%, 1.00% Floor	10.73	9/7/2022	3/26/2027	3,299,976	3,035,087	3,129,331	0.59
ADS Tactical Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	L+5.75%, 1.00% Floor	10.14	3/4/2021	3/19/2026	6,843,750	6,773,263	6,601,243	1.24
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	11.51	5/24/2022	5/24/2027	13,690,843	13,318,565	13,291,135	2.50
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.00%, 1.00% Floor	10.32	4/22/2022	4/22/2027	9,797,681	9,622,438	9,628,399	1.81
Allentown LLC⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor (0.50% on unfunded)	0.50	4/22/2022	4/22/2027	1,737,691	(12,814)	(30,023)	(0.01)
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	12.50	4/22/2022	4/22/2027	1,158,461	385,515	381,115	0.07
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food Products	L+5.25%, 0.75% Floor	9.54	4/28/2021	5/3/2028	8,522,940	8,384,561	8,171,860	1.54
Amerijet Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Airline & Airport Services	L+6.75%, 1.00% Floor	11.13	12/28/2021	12/28/2025	16,558,988	16,172,431	16,112,727	3.03
Amerijet Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Airline & Airport Services	L+6.75%, 1.00% Floor (0.04% on unfunded)	0.38	12/28/2021	12/28/2025	2,756,872	(61,817)	(71,197)	(0.01)
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	L+5.88%, 1.00% Floor	10.60	7/20/2021	7/21/2027	4,937,500	4,856,954	4,769,625	0.90
Aprimo Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	10.76	5/26/2022	5/26/2028	2,204,956	2,164,242	2,165,967	0.41
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	L+6.00%, 0.75% Floor	10.75	9/28/2021	9/20/2027	17,337,130	16,655,922	16,511,883	3.11
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	L+5.00%, 1.00% Floor	9.73	6/10/2021	6/11/2027	4,236,255	4,202,349	4,154,086	0.78
BayMark Health Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	L+5.00%, 2.00% Floor (2.00% on unfunded)	9.73	11/19/2021	6/11/2027	4,505,062	2,605,557	2,554,491	0.48
BEL USA LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	E-Commerce	S+6.10%, 1.00% Floor	10.38	12/13/2018	2/2/2025	10,474,011	10,408,426	10,370,697	1.95
BEL USA LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	E-Commerce	S+6.10%, 1.00% Floor	10.38	2/1/2021	2/2/2025	172,371	170,898	170,687	0.03
Buck Global LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	L+7.00%, 1.00% Floor	10.75	9/29/2021	9/29/2026	13,391,993	13,178,726	13,479,041	2.54
Buck Global LLC⁽⁶⁾⁽⁷⁾⁽¹⁹⁾	1st Lien Delayed Draw Term Loan	Professional Services	L+7.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/29/2021	9/29/2026	3,679,245	(27,539)	23,915	0.00
Buck Global LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	L+7.00%, 1.00% Floor (0.50% on unfunded)	11.50	9/29/2021	9/29/2026	2,207,547	1,365,067	1,412,573	0.27
Circle Graphics Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	E-Commerce	S+7.25%, 2.25% Floor	11.92	2/17/2021	9/30/2024	18,973,479	18,804,444	18,948,812	3.57
Circle Graphics Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	E-Commerce	S+7.25%, 2.25% Floor	11.92	7/12/2021	9/30/2024	2,877,381	2,817,603	2,873,640	0.54
Circle Graphics Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.25%, 2.25% Floor (1.00% on unfunded)	11.92	7/12/2021	9/30/2024	1,601,975	482,806	508,080	0.10
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾	1st Lien Term Loan	Aerospace & Defense	S+10.51%, 1.50% Floor	15.09	8/20/2019	8/20/2024	12,393,013	12,234,582	12,075,132	2.27
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	L+7.00%, 1.00% Floor	11.01	12/15/2020	7/2/2024	17,999,643	17,479,666	17,096,961	3.22
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+7.40%, 0.75% Floor	11.98	3/2/2022	3/4/2027	22,718,096	22,318,148	22,278,501	4.20

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	L+4.50%, 1.00% Floor	9.20%	2/19/2021	7/22/2025	$3,511,110	$3,477,424	$3,023,943	0.57%
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	L+9.00%, 1.00% Floor	13.70	2/19/2021	10/22/2025	1,420,355	1,406,880	1,122,080	0.21
Grindr Capital LLC (fka San Vicente Capital LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+8.26%, 1.50% Floor	12.52	11/14/2022	11/15/2027	10,040,791	9,941,625	10,013,089	1.89
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	L+7.75%, 2.00% Floor	12.33	9/6/2019	7/30/2024	26,980,459	26,793,157	26,698,717	5.03
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.08	10/17/2022	11/1/2025	14,926,857	14,619,475	14,613,045	2.75
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	L+6.25%, 1.00% Floor	11.46	11/3/2021	11/5/2026	16,677,181	16,414,183	15,967,524	3.01
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	L+6.25%, (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(19,048)	(53,740)	(0.01)
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.00%, 3.75% Floor	10.32	12/23/2022	12/31/2024	6,526,401	6,006,624	6,005,807	1.13
Kleinfelder Group Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	L+5.25%, 1.00% Floor	9.98	11/15/2021	11/29/2024	6,600,000	6,557,064	6,531,021	1.23
Kleinfelder Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	L+5.75%, 1.00% Floor	10.48	10/13/2020	11/29/2024	4,809,742	4,786,052	4,769,739	0.90
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.10%, 2.50% Floor	15.12	7/23/2021	7/23/2026	18,249,907	17,973,400	18,251,301	3.44
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.68	12/1/2022	5/29/2026	4,568,481	4,223,115	4,223,007	0.80
Lightstone Holdco LLC	1st Lien Term Loan	Power Generation	S+5.75%, 1.00% Floor	10.07	3/29/2022	1/30/2027	5,976,994	5,422,670	5,458,490	1.03
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	L+6.50%, 1.00% Floor	11.23	4/30/2021	4/30/2026	12,177,540	12,102,118	12,045,572	2.27
LMG Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Manufacturing	L+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026	690,670	(3,745)	(7,389)	(0.00)
Mad Engine Global, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Consumer Apparel	L+7.00%, 1.00% Floor	11.73	6/30/2021	7/15/2027	11,625,000	11,384,974	10,109,100	1.90
Manchester Acquisition Sub LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	10.30	11/16/2021	12/1/2026	6,550,328	6,257,827	6,146,173	1.16
MMS BidCo LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.75%, 1.00% Floor	11.20	6/30/2022	6/30/2027	8,776,720	8,614,091	8,620,615	1.62
Mountaineer Merger Corp⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	L+7.00%, 0.75% Floor	11.44	10/22/2021	10/26/2028	4,875,000	4,748,415	3,644,550	0.69
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	L+8.00%, 1.00% Floor	12.73	10/26/2020	10/3/2025	9,727,086	9,589,071	9,534,976	1.80
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	L+8.00%, 1.00% Floor	12.73	4/1/2021	10/3/2025	1,471,966	1,444,641	1,442,895	0.27
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	L+8.00%, 1.00% Floor (1.00% on unfunded)	12.73	10/26/2020	10/3/2025	4,783,970	4,716,709	4,689,487	0.88
National Dentex Corp⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	L+8.00%, 1.00% Floor (1.00% on unfunded)	12.73	4/1/2021	10/3/2025	864,194	848,239	847,126	0.16
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	L+7.00%, 1.00% Floor (0.50% on unfunded)	11.65	10/26/2020	10/3/2025	1,486,897	1,440,191	1,429,725	0.27
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	L+8.00%	12.39	3/19/2019	3/20/2024	2,362,839	2,323,088	1,919,075	0.36
Northstar Group Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	L+5.50%, 1.00% Floor	9.82	9/29/2021	11/12/2026	9,677,416	9,639,115	9,517,254	1.79
Odlum Data Lender, LLC⁽⁷⁾⁽¹⁰⁾⁽²⁰⁾	1st Lien Term Loan	Telecommunications	L+6.35%, 0.15% Floor	10.47	6/23/2021	12/23/2022	15,000,000	15,000,000	15,097,500	2.84
Pacira BioSciences Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.00%, 0.75% Floor	10.77	12/6/2021	12/7/2026	24,553,391	23,947,738	24,062,324	4.53
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	L+6.75%, 1.00% Floor	11.16	12/18/2020	12/18/2025	22,666,667	22,144,786	22,379,063	4.21
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+7.90%, 1.00% Floor	12.48	12/6/2022	12/7/2027	4,871,586	4,726,472	4,725,439	0.89
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Business Services	S+7.90%, 1.00% Floor (0.50% on unfunded)	0.50	12/6/2022	12/7/2027	389,727	(11,527)	(11,692)	(0.00)
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+7.10%, 0.50% Floor	11.76	5/17/2022	5/25/2027	9,791,316	9,388,616	9,604,449	1.81
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+7.51%, 1.00% Floor	11.10	7/25/2022	3/4/2025	3,189,908	3,109,368	3,172,603	0.60

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
ProFrac Holdings II LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+7.51%, 1.00% Floor	11.10%	9/1/2022	3/4/2025		$1,275,963	$1,247,461	$1,269,041	0.24%
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	11.29	2/18/2022	2/18/2029		3,781,071	3,713,038	3,712,185	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 0.75% Floor (1.00% on unfunded)	11.29	2/18/2022	2/18/2029		945,268	459,706	455,412	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Revolver	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029		236,317	(4,140)	(4,305)	(0.00)
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.50%, 0.75% Floor	9.44	5/11/2022	5/19/2028		19,461,605	19,097,875	18,326,312	3.45
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	L+7.00%, 1.00% Floor	11.73	1/22/2021	1/22/2027		21,338,276	21,035,423	20,897,952	3.94
STV Group, Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	L+5.35%	9.67	8/3/2020	12/11/2026		4,982,030	4,816,485	4,889,862	0.92
STV Group, Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	P+3.50%, (0.50% on unfunded)	11.00	9/30/2021	12/13/2024		1,300,000	428,830	528,385	0.10
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+9.40%, 1.00% Floor	13.67	10/15/2020	10/15/2025		13,432,759	13,265,929	13,433,436	2.53
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+9.35%, 1.00% Floor (0.50% on unfunded)	13.56	10/15/2020	10/15/2025		1,293,103	890,754	905,239	0.17
Tops MBO Corp⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Staples Retail	L+8.00%, 1.25% Floor	12.41	11/8/2021	5/8/2026		10,522,642	10,297,633	10,243,180	1.93
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	L+6.00%, 0.75% Floor	10.38	12/23/2021	12/31/2028		6,566,081	6,453,307	6,445,468	1.21
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Consumer Products	S+10.50%, 1.00% Floor	14.12	5/13/2022	5/13/2027		8,840,811	8,601,902	8,631,726	1.63
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	L+7.75%, 1.00% Floor	12.48	5/20/2021	5/20/2025		20,461,409	20,126,626	19,768,543	3.72
WPG Holdings LLC⁽⁹⁾	1st Lien Term Loan	Real Estate Development & Management	L+6.00%, 0.75% Floor	10.38	10/21/2021	10/20/2025		9,754,661	9,827,613	9,787,973	1.84
Total United States of America 1st Lien/Secured Loans									619,308,102	614,516,645	115.73
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	C+5.75%, 0.75% Floor	10.69	12/3/2021	12/3/2027	C$	5,003,838	3,857,558	3,642,835	0.69
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾⁽¹⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	C+5.75%, 0.75% Floor (1.00% on unfunded)	1.00	12/3/2021	12/3/2027	C$	1,105,821	(5,396)	(10,953)	(0.00)
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	10.69	12/3/2021	12/3/2026	C$	414,683	168,850	158,720	0.03
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	C+8.00%, 0.75% Floor	12.57	10/21/2021	10/22/2027	C$	3,489,291	2,782,432	2,526,093	0.48
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	S+8.15%, 0.75% Floor	12.14	10/21/2021	10/22/2027		12,977,304	12,784,847	12,733,980	2.40
Total Canada 1st Lien/Secured Loans									19,588,291	19,050,675	3.60
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽⁹⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	17.53	12/15/2021	12/15/2026		6,327,833	6,231,778	6,253,666	1.18
Total Cayman Islands 1st Lien/Secured Loans									6,231,778	6,253,666	1.18
Luxembourg
Mallinckrodt International Finance S.A.⁽⁸⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	L+5.25%, 0.75% Floor	9.99	10/13/2020	9/30/2027		13,433,943	12,741,930	10,103,467	1.90
Total Luxembourg 1st Lien/Secured Loans									12,741,930	10,103,467	1.90
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.67	12/3/2021	12/15/2026		4,167,180	4,097,618	3,984,281	0.75
Total Netherlands 1st Lien/Secured Loans									4,097,618	3,984,281	0.75
Singapore
Oravel Stays Singapore Pte Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	L+8.25%, 0.75% Floor	12.98	6/9/2021	6/23/2026		4,925,000	4,806,116	4,653,224	0.88
Total Singapore 1st Lien/Secured Loans									4,806,116	4,653,224	0.88
Total 1st Lien/Secured Loans									666,773,835	658,561,958	124.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
Alpine US Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	2nd Lien Term Loan	Food Products	L+9.00%, 0.75% Floor	13.29%	4/28/2021	5/3/2029	8,642,861	$8,419,437	$8,463,392	1.59%
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Healthcare Providers & Services	L+8.50%, 1.00% Floor	13.23	6/10/2021	6/11/2028	3,333,333	3,291,448	3,253,494	0.61
BayMark Health Services Inc⁽⁶⁾⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	L+8.50%, 1.00% Floor (4.00% on unfunded)	13.23	11/19/2021	6/11/2028	5,486,667	2,503,488	2,440,871	0.46
Tops MBO Corp⁽⁷⁾⁽¹⁶⁾	2nd Lien Term Loan	Staples Retail	L+13.50%, 2.00% Floor	18.06	11/8/2021	5/8/2026	547,803	548,699	538,933	0.10
Total United States of America 2nd Lien Term Loan								14,763,072	14,696,690	2.76
Total 2nd Lien/Secured Loans								14,763,072	14,696,690	2.76
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026	18,388,429	17,112,611	16,653,021	3.14
Total United States of America Senior Secured Bonds								17,112,611	16,653,021	3.14
Japan
Universal Entertainment Corp⁽⁹⁾⁽¹⁰⁾	Senior Secured Bonds	Gaming & Leisure	8.50%	8.50	10/29/2020	12/11/2024	21,652,000	22,404,546	20,200,955	3.80
Total Japan Senior Secured Bonds								22,404,546	20,200,955	3.80
Luxembourg
Takko Fashion GmbH⁽¹⁰⁾	Senior Secured Bonds	Specialty Retail	5.38%	5.38	9/14/2020	11/15/2023	€11,900,000	13,338,395	10,285,339	1.94
Takko Fashion GmbH⁽¹⁰⁾	Senior Secured Bonds	Specialty Retail	E+5.38%, 0.00% Floor	7.14	9/16/2020	11/15/2023	€6,544,000	7,145,620	5,687,773	1.07
Total Luxembourg Senior Secured Bonds								20,484,015	15,973,112	3.01
Netherlands
Promontoria Holding⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	6.38%	6.38	2/3/2022	3/1/2027	€2,168,000	2,350,550	2,158,830	0.41
Promontoria Holding⁽⁹⁾⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	7.88%	7.88	2/3/2022	3/1/2027	12,170,000	12,170,000	11,259,985	2.12
Promontoria Holding⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	E+6.13%, 0.00% Floor	8.11	2/3/2022	3/1/2027	€3,970,000	4,488,085	4,035,148	0.76
Total Netherlands Senior Secured Bonds								19,008,635	17,453,963	3.29
United Kingdom
Avianca Midco 2 LTD⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	9.00%	9.00	12/1/2021	12/1/2028	13,237,342	13,237,342	9,794,806	1.84
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026	£3,616,000	5,081,928	4,059,155	0.76
Mclaren Group Ltd⁽¹⁰⁾	Senior Secured Bonds	Automobiles & Components	7.50%	7.50	7/22/2021	8/1/2026	4,594,000	4,594,000	3,383,353	0.64
Total United Kingdom Senior Secured Bonds								22,913,270	17,237,314	3.24
Total Senior Secured Bonds								101,923,077	87,518,365	16.48
Equities
United States of America
Impala RGIS Holdings LLC ⁽⁷⁾	Common Equities	Business Services	N/A	N/A	6/25/2020	N/A	325,652	1,163,115	6,122,258	1.15
LCP Edge Holdco, LLC ⁽⁷⁾⁽¹⁷⁾	Common Equities	Consumer Services	N/A	N/A	8/24/2018	N/A	1,148	—	5,756,066	1.08
Welsh Acquisition LLC ⁽⁷⁾⁽¹⁷⁾	Common Equities	Industrial	N/A	N/A	12/6/2017	N/A	20%	—	141,754	0.03
Total United States of America Equities								1,163,115	12,020,078	2.26
Total Equities								1,163,115	12,020,078	2.26
Total Non-Controlled/Non-Affiliated Investments								784,623,099	772,797,091	145.54%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	6.38%	6/28/2021	7/1/2024	$21,000,000	$21,000,000	$20,909,700	3.94%
SP-CREH 19 Highline LLC⁽⁷⁾⁽²¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	6.38	6/28/2021	7/1/2024	6,125,000	6,125,000	6,107,544	1.15
Total 1st Lien/Secured Loans								27,125,000	27,017,244	5.09
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁷⁾⁽²¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	6,640,758	4,037,355	0.76
Total Equities								6,640,758	4,037,355	0.76
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽¹⁷⁾⁽²¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,878,114	0.35
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹⁷⁾⁽²¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽²¹⁾	Trust Interest	Other	L+10.50%, 0.50% Floor	14.88	12/7/2019	12/6/2024	$400,410	400,410	394,610	0.07
Total Trust Interest								3,553,884	2,272,724	0.42
Real Estate Properties
United States of America
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽¹⁷⁾⁽²¹⁾	Real Estate Properties	Industrial	N/A	N/A	12/14/2021	N/A	90%	9,537,533	9,300,247	1.75
Total Real Estate Properties								9,537,533	9,300,247	1.75
Total Controlled Investments								46,857,175	42,627,570	8.02%
Total Investments, December 31, 2022								$831,480,274	$815,424,661	153.56%

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2022

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Pay Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Paid	Unrealized appreciation/ (depreciation)
Description
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.249%	Annual	9/21/2027	Goldman Sachs	€600,000	$—	$18,070
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.773%	Annual	9/30/2027	Goldman Sachs	€800,000	—	3,626
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(55,523)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$21,170,000	—	182,363
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,640,000)	—	(41,404)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$14,460,000	—	207,475
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	(22,784)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(126,076)
Total										$165,747

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
JPMorgan Chase Bank	3/31/2023	$6,604,321	C$	9,008,360	$(47,167)
JPMorgan Chase Bank	1/4/2023	$21,935,000		€23,418,300	70,186
JPMorgan Chase Bank	3/31/2023	$255,674		€240,923	(3,865)
JPMorgan Chase Bank	3/31/2023	€438,091		$412,681	(6,479)
JPMorgan Chase Bank	3/31/2023	$526,239		€492,305	(4,107)
JPMorgan Chase Bank	3/31/2023	$22,352,598		€20,808,309	(63,612)
JPMorgan Chase Bank	1/4/2023	£1,515,000		$1,827,146	3,632
JPMorgan Chase Bank	3/31/2023	$6,078,159		£4,879,880	168,555
Total					$117,143

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements

1.
Organization and Business

Silver Point Specialty Lending Fund (the “Fund”) is an externally managed closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”) and was originally formed on July 31, 2014. Effective November 15, 2021 (the “Conversion Date”), the Fund changed its name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland. The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), are presented in U.S. dollars and include the accounts of the Fund and its wholly owned subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification ("ASC") 946, Financial Services – Investment Companies. All material intercompany balances and transactions have been eliminated. All references to the Fund include the accounts of its consolidated subsidiaries. The consolidated financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act").

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of December 31, 2023 and December 31, 2022, cash was $7.9 million and $46.9 million, respectively, and cash equivalents were $18.0 million and $79.8 million, respectively. For the years ended December 31, 2023, 2022 and 2021, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $5.6 million, $1.6 million and less than $0.1 million, respectively, and is included in interest income on the consolidated statements of operations. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the credit facility with Deutsche Bank AG and the 2021 Debt Securitization (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of December 31, 2023 and December 31, 2022, restricted cash was $5.8 million and $41.6 million, respectively, and restricted cash equivalents were $83.3 million and zero, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to certain restrictions.

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of December 31, 2023 and December 31, 2022, due from broker consists of approximately $5.1 million and $3.0 million of cash collateral, respectively.

The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements”

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of December 31, 2023 and December 31, 2022, only cash was pledged by the Fund as collateral under the Derivative Agreements.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the years ended December 31, 2023, 2022 and 2021, non-cash interest income related to such accretion amounted to $9.0 million, $10.3 million and $12.8 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

The fair value of interest rate swap agreements are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the interest rate swaps does not take into account collateral posted which is recorded separately as due to or due from broker on the Fund's consolidated statements of assets and liabilities, depending on the nature of the balance at period end. Upfront payments made or received upon entering a derivative contract are treated as a part of the cost basis of the derivative contract.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

end of the revolving period. The Fund records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings. IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the years ended December 31, 2023, 2022 and 2021, deferred offering costs of $1.3 million, zero and zero were written off, respectively, and were included in the consolidated statements of operations.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

There were no investments other than cash equivalents classified within level 1 as of December 31, 2023, or December 31, 2022. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the years ended December 31, 2023, 2022 and 2021, the Fund incurred such tax expense of zero, zero and less than $0.1 million, respectively, included in other general and administrative expenses on the consolidated statement of operations. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the years ended December 31, 2023, 2022 and 2021, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2020. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, there were no material interest and penalties.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements. The Fund does not expect this guidance, once adopted, to have a material impact on the consolidated financial statements.

3.
Significant Agreements and Related Party Transactions

The Fund is party to an amended and restated advisory agreement, entered into on April 1, 2023 (the "Advisory Agreement") pursuant to which the Fund agrees to pay the Adviser a fee for its investment advisory and management services consisting of a

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

management fee (the "Management Fee") and incentive compensation (the "Incentive Compensation"), which are ultimately borne by the Shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter (and 0.25% of unfunded commitments during the commitment period which effectively ended on the Trust Conversion date). The Management Fee is payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated. At December 31, 2023 and December 31, 2022, Management Fees payable were $1.0 million and $1.0 million, respectively. For the years ended December 31, 2023, 2022 and 2021, the Management Fees incurred were $4.1 million, $4.1 million and $3.3 million, respectively.

Management Fee Offset

If the Adviser or its affiliates or their respective officers, directors, partners, members, shareholders or employees (other than the Fund, any alternative investment vehicle, any subsidiary or any parallel investment entity)(collectively with the Fund, any alternative investment vehicle, any subsidiary or any parallel investment entity, “Silver Point Entities”) receive any compensation in the form of directors’ fees, transaction fees, monitoring fees, financial advisory fees, investment management fees, origination fees, arrangement fees, commitment fees, broken deal fees and other fees for similar or related services and any other compensation in connection with lending or other financial transactions or investments (including, without limitation, acquisitions, dispositions, recapitalizations and restructurings), such compensation will be allocated pro rata across all Silver Point Entities participating in the investment, based upon the amount of their investment, and the portion of such compensation ratably attributable to investments made (or, in the case of broken deal fees, proposed) either directly by the Fund or indirectly through an alternative investment vehicle or a subsidiary will be either (a) paid to the Fund (or such alternative investment vehicle, as applicable) or (b) prior to Conversion, applied as an offset to the management fee. Any fees received by the Adviser or its affiliates in connection with or arising from providing administrative, collateral management or similar or related services in respect of lending or other financial transactions or investments will be retained by the Adviser and will not be applied as an offset to the management fee. For the years ended December 31, 2023, 2022 and 2021, the management fee offset was zero, zero and $(0.6) million, respectively.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The “Hurdle Rate Amount” is calculated on a quarterly basis by multiplying 1.75% (7.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-up Amount” is calculated on a quarterly basis by multiplying 2.0588% (8.2353% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The above calculations are appropriately adjusted for distributions during the quarter. “Pre-Incentive Compensation Net Investment Income" means, with respect to any period, (a) interest income, dividend income and any other income accrued or earned by the Fund during such period minus (b) operating expenses for that period (including Management Fee, expenses payable under any advisory agreement or sub-administrative agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding Incentive Compensation); provided that Pre-Incentive Compensation Net Investment Income also includes in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities) accrued income that the Fund has not yet received in cash and net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty); provided further that Pre-Incentive Compensation Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

For the years ended December 31, 2023, 2022 and 2021, the Income Incentive Compensation was $10.7 million, $9.2 million and $7.2 million, respectively.

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

For the years ended December 31, 2023, 2022 and 2021, the Capital Gains Incentive Compensation was zero, $(1.4) million and $1.4 million, respectively.

Incentive Compensation Clawback

In accordance with GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount will be equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative capital gains (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception and through the date of determination of the Clawback Amount. At December 31, 2023, the Clawback Amount was $5.3 million on a hypothetical liquidation basis, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities and the consolidated statements of operations, respectively. The Clawback Amount was recorded during 2023, resulting in an increase in total assets and net investment income of which approximately $4.4 million, or approximately $0.12 per share, was related to prior periods.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the years ended December 31, 2023, 2022 and 2021, the Fund incurred approximately $1.8 million, $1.5 million and zero, respectively, in related party administration fees. As of December 31, 2023 and December 31, 2022, the related party administration fee payables were $0.9 million and $0.8 million, respectively, and were included in accrued expenses and other liabilities in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of December 31, 2023 and December 31, 2022, the Fund owed less than $0.1 million to an affiliate, respectively.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both December 31, 2023 and December 31, 2022.
4.
Investments

Investments consisted of the following at December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$832,459,172	$821,876,284	93.80%	$795,821,912	$773,097,567	94.81%
Second lien debt	5,841,524	5,737,355	0.65	14,763,072	14,696,690	1.80
Subordinated debt	3,840,147	3,722,501	0.43	—	—	—
Equities	15,666,225	19,651,223	2.24	7,803,873	16,057,433	1.97
Real estate properties	24,036,514	22,924,450	2.62	9,537,533	9,300,247	1.14
Trust interest	3,627,240	2,285,446	0.26	3,553,884	2,272,724	0.28
Total	$885,470,822	$876,197,259	100.00%	$831,480,274	$815,424,661	100.00%

The Fund invested primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At December 31, 2023, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 6.1% of the investment portfolio, respectively. At December 31, 2022, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 5.0% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	December 31, 2023			December 31, 2022
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$48,396,220	$48,099,240	5.49%	$59,119,567	$58,666,227	7.19%
Airline & Airport Services	30,389,326	28,796,535	3.29	48,356,591	43,290,299	5.31
Automobiles & Components	25,738,411	24,683,287	2.82	30,513,727	28,427,328	3.48
Business Services	67,182,830	75,689,581	8.64	53,850,200	58,852,649	7.21
Consumer Apparel	11,132,024	7,977,047	0.91	11,384,974	10,109,100	1.24
Consumer Brands	1,976,776	1,486,224	0.17	2,323,088	1,919,075	0.24
Consumer Products	54,892,119	55,167,012	6.30	17,990,518	18,236,175	2.24
Consumer Services	—	2,724,166	0.31	—	5,756,066	0.71
E-Commerce	31,992,883	30,855,647	3.52	32,684,177	32,871,916	4.03
Food Products	6,138,093	6,192,250	0.71	16,803,998	16,635,252	2.04
Gaming & Leisure	37,137,631	37,184,004	4.24	37,971,825	35,461,028	4.35
Government Services	9,481,835	9,481,685	1.08	—	—	—
Healthcare Equipment & Supplies	25,809,151	26,012,786	2.97	16,448,446	16,424,959	2.01
Healthcare Providers & Services	57,079,197	56,431,644	6.44	57,229,184	57,219,067	7.02
Healthcare Technology	3,415,978	3,415,394	0.39	—	—	—
Industrial	10,030,014	9,268,495	1.06	9,537,533	9,442,001	1.16
Industrial Products & Services	58,109,461	58,217,883	6.64	41,038,698	40,082,281	4.92
Manufacturing	20,498,530	20,662,134	2.36	20,649,133	20,585,261	2.52
Media: Diversified & Production	20,695,272	20,571,567	2.35	—	—	—
Multi-Family	34,733,750	27,739,022	3.17	46,299,037	43,598,393	5.35
Oilfield Services	22,100,505	22,419,314	2.56	26,674,977	26,720,145	3.28
Paper & Packaging	21,470,939	21,334,179	2.43	22,144,786	22,379,063	2.74
Pharmaceuticals & Life Sciences	32,161,242	32,138,752	3.67	69,740,725	66,591,458	8.17
Power Generation	—	—	—	5,422,670	5,458,490	0.67
Professional Services	15,001,962	15,309,398	1.75	31,104,685	31,634,536	3.88
Real Estate Development & Management	32,109,636	32,029,404	3.66	34,676,827	34,629,832	4.25
Restaurants	4,821,898	4,771,971	0.54	4,856,954	4,769,625	0.58
Software & Services	54,210,703	54,110,825	6.18	22,346,299	22,292,569	2.73
Specialty Chemicals	24,920,593	23,092,983	2.64	25,355,702	24,472,485	3.00
Specialty Retail	19,198,473	18,018,412	2.06	25,232,430	19,617,662	2.41
Staples Retail	—	—	—	10,846,332	10,782,113	1.32
Technology	62,983,511	62,333,824	7.11	32,323,307	31,129,382	3.82
Technology Hardware & Equipment	19,496,461	19,509,535	2.23	—	—	—
Telecommunications	18,538,158	18,187,613	2.08	15,000,000	15,097,500	1.85
Other	3,627,240	2,285,446	0.23	3,553,884	2,272,724	0.28
Total	$885,470,822	$876,197,259	100.00%	$831,480,274	$815,424,661	100.00%

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of December 31, 2023 and December 31, 2022 with corresponding percentages of total fair value:

	December 31, 2023			December 31, 2022
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$13,976,874	$14,342,616	1.64%	$—	$—	—%
Canada	20,018,815	19,801,331	2.26	19,588,291	19,050,675	2.33
Cayman Islands	6,654,716	6,593,452	0.75	6,231,778	6,253,666	0.77
Germany	10,833,210	10,592,982	1.21	—	—	—
Japan	21,724,350	21,790,631	2.49	22,404,546	20,200,955	2.48
Luxembourg	3,840,147	3,722,501	0.42	33,225,945	26,076,579	3.20
Netherlands	4,018,972	4,024,546	0.46	23,106,253	21,438,244	2.63
Singapore	5,532,092	5,278,269	0.60	4,806,116	4,653,224	0.57
United Kingdom	13,396,843	11,702,171	1.34	22,913,270	17,237,314	2.11
United States of America	785,474,803	778,348,760	88.83	699,204,075	700,514,004	85.91
Total	$885,470,822	$876,197,259	100.00%	$831,480,274	$815,424,661	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2023.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$101,647,800	$676,678,861	$778,326,661
Secured bonds	—	49,286,978	—	49,286,978
Subordinated debt	—	3,722,501	—	3,722,501
Equities	—	—	19,651,223	19,651,223
Trust interest	—	—	2,285,446	2,285,446
Real estate properties	—	—	22,924,450	22,924,450
Total investments	$—	$154,657,279	$721,539,980	$876,197,259

Cash-related Assets:
Cash and cash equivalents	$25,909,439	$—	$—	$25,909,439
Restricted cash and cash equivalents	89,133,845	—	—	89,133,845
Foreign cash held at banks	4,226,191	—	—	4,226,191
Total	$119,269,475	$—	$—	$119,269,475

Derivative Assets
Interest rate swaps	$—	$459,896	$—	$459,896
Total	$—	$459,896	$—	$459,896

Derivative Liabilities
Interest rate swaps	$—	$(1,514,965)	$—	$(1,514,965)
Foreign currency forward contracts	—	(764,756)	—	(764,756)
Total	$—	$(2,279,721)	$—	$(2,279,721)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table includes a roll forward of the amounts for the year ended December 31, 2023 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in	—	—	—	—	—	—
Transfer out(1)	(24,818,512)	—	—	—	—	(24,818,512)
Accretion/amortization of discounts/premiums	6,743,396	—	—	—	—	6,743,396
Interest paid-in-kind	3,607,153	—	—	73,354	—	3,680,507
Purchases(2)	305,780,903	—	7,967,993	—	14,498,981	328,247,877
Sales, paydowns and resolutions(2)	(237,747,287)	—	(258,081)	—	(317,952)	(238,323,320)
Net realized gain/(loss)	(1,829,811)	—	152,441	—	317,952	(1,359,418)
Net change in unrealized appreciation/(depreciation)	(727,011)	—	(4,268,563)	(60,632)	(874,778)	(5,930,984)
Balance at December 31, 2023	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Change in net unrealized appreciation / (depreciation) on investments held as of December 31, 2023	$(536,039)	$—	$(4,126,808)	$(60,632)	$(874,778)	$(5,598,257)
(1)
Investments were transferred out from level 3 to level 2 due to existence of significant observable inputs.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the year ended December 31, 2022 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2022	$559,294,204	$—	$39,412,426	$2,926,858	$18,012,863	$619,646,351
Transfer in(1)	90,414,420	—	—	—	—	90,414,420
Transfer out	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	5,529,930	—	—	—	—	5,529,930
Interest paid-in-kind	1,292,143	—	—	46,540	—	1,338,683
Purchases(2)	166,572,274	—	690,758	—	80,772	167,343,804
Sales, paydowns and resolutions(2)	(195,354,491)	—	(10,239,069)	—	(8,348,500)	(213,942,060)
Net realized gain/(loss)	(54,371)	—	285,961	—	202,974	434,564
Net change in unrealized appreciation/(depreciation)	(2,024,079)	—	(14,092,643)	(700,674)	(647,862)	(17,465,258)
Balance at December 31, 2022	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Change in net unrealized appreciation / (depreciation) on investments held as of December 31, 2022	$(1,644,316)	$—	$(11,848,951)	$(700,674)	$(186,616)	$(14,380,557)
(1)
Investments were transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Includes the effects of reorganizations, if any.

All realized gains (losses) and change in unrealized appreciation (depreciation) in the tables above are reflected in the accompanying consolidated statements of operations. Transfers between levels, if any, are recognized at the beginning of each reporting period.

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of December 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at December 31, 2023	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$626,667,777	Income Approach	Yield	6.8% - 20.7% (13.5%)	Decrease
			Expected Term(2)	0.2 yrs. - 3.2 yrs. (1.7 yrs.)	Decrease
	50,011,084	Recent Transaction	N/A	N/A	N/A
Equities	7,613,410	Income Approach	Discount Rate	18.5%	Decrease
			Expected Term(2)	0.6 yrs.	Decrease
	2,724,166	Discount to Market Quotation	Discount	1.3%	Decrease
	9,313,647	Market Comparables	Earnings Multiple	6.8x	Increase
Real Estate Properties	22,924,450	Income Approach	Discount Rate	10.5% - 11.5% (10.9%)	Decrease
			Expected Term(2)	0.5 yrs. - 0.6 yrs. (0.6 yrs.)	Decrease
Trust Interest	2,285,446	Asset Approach	Recovery Rate	3.5%	Increase
Total Level 3 Investments	$721,539,980
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of December 31, 2023.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of December 31, 2023 and December 31, 2022, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 219% and 215%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of December 31, 2023 and December 31, 2022, approximately $20.4 million and $30.0 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

	December 31, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,683,339	$99,350,000	S+1.72%	7.38%
Class A-1a Notes	104,500,000	104,500,000	104,169,090	103,820,750	S+1.72%	7.38%
Class A-1b Notes	7,500,000	7,500,000	7,476,250	6,961,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,981,000	6,015,000	S+1.90%	7.56%
Class A-2b Notes	10,000,000	10,000,000	9,968,334	9,179,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,974,667	7,916,800	S+2.00%	7.66%
Class B-2 Notes	8,000,000	8,000,000	7,974,667	7,163,200	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,860,670	43,062,800	S+3.00%	8.66%
Total 2021 CLO	$288,000,000	$288,000,000	$287,088,017	$283,469,050		7.17%

	December 31, 2022
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,377,514	$99,094,000	3ML+1.72%	5.80%
Class A-1a Notes	104,500,000	104,500,000	103,849,502	103,553,230	3ML+1.72%	5.80%
Class A-1b Notes	7,500,000	7,500,000	7,453,314	6,791,468	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,962,651	5,914,883	3ML+1.90%	5.98%
Class A-2b Notes	10,000,000	10,000,000	9,937,751	8,829,100	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,950,201	7,716,140	3ML+2.00%	6.08%
Class B-2 Notes	8,000,000	8,000,000	7,950,201	6,903,864	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,726,107	40,812,033	3ML+3.00%	7.08%
Total 2021 CLO	$288,000,000	$288,000,000	$286,207,241	$279,614,718		5.74%
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

2026 Notes

On November 4, 2021, the Fund placed $145 million in aggregate principal of unsecured notes that mature on November 4, 2026 (the “2026 Notes”). The 2026 Notes were issued in two tranches, with $100 million of tranche A notes funded on November 4, 2021 and $45 million of tranche B notes funded on January 21, 2022. The 2026 Notes bear contractual interest at a rate of 4.00% per year, payable semi-annually on November 4 and May 4, of each year, commencing on May 4, 2022. The 2026 Notes are subject to various repayment and redemption provisions. Additionally, in connection with the 2026 Notes, the Fund is required to maintain certain asset ratios.

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

The following tables present the details of the Fund’s borrowings as of December 31, 2023 and 2022:

	December 31, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$20,374,938	$20,374,938	$20,374,938	S+2.85%	8.18%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,088,017	283,469,050	Various	7.17%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	142,267,401	131,007,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$453,374,938	$449,730,356	$434,851,488

	December 31, 2022
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$200,000,000	$29,974,938	$29,974,938	$29,974,938	S +2.45%	7.11%	4/17/2026
2021 CLO(2)(3)	288,000,000	288,000,000	286,207,241	279,614,718	Various	5.74%	10/15/2032
2026 Notes(3)	145,000,000	145,000,000	142,400,323	127,020,000	4.00%	4.00%	11/4/2026
Total	$633,000,000	$462,974,938	$458,582,502	$436,609,656
(1)
Interest rate as of December 31, 2023 and 2022 were 3-Month SOFR+2.85% and 3-Month SOFR+2.45% plus an applicable credit spread adjustment, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of December 31, 2023 and 2022 were calculated using the weighted average interest rate based on the 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.7 million and unamortized debt issuance costs of $2.0 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of December 31, 2023, under hedge accounting as described above.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of December 31, 2023 and 2022.

The components of the Fund's interest and financing expenses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Stated interest expense	$30,467,344	$20,320,483	$11,403,673
Unfunded fees	708,765	969,038	786,952
Amortization of deferred financing costs and debt issuance costs	2,331,786	2,750,773	2,606,768
Net change in unrealized appreciation/(depreciation) on effective interest rate swaps and hedged item(1)	(77,804)	—	—
Total interest expense(2)	$33,430,091	$24,040,294	$14,797,393
Weighted average interest rate	7.27%	4.85%	3.78%
Average borrowings	$459,767,246	$495,444,169	$391,358,864
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

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
Average notional value(1)	2023	2022	2021
Interest Rate Swaps(2), hedge accounting	$136,944,444	$—	$—
Interest Rate Swaps(2), non-hedge accounting	39,015,719	38,607,370	—
Foreign Currency Forward Contracts(3)	32,555,712	46,808,283	55,214,222
Total Return Swaps(2)	—	30,603,714	5,816,215
Interest Rate Cap(2)	—	—	80,000,000
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
(2)
Risk exposure is interest rate. Certain interest rate swaps were designated as hedging instruments in accordance with hedge accounting (see Note 6). No total return swap or interest rate cap was designated as a hedging instrument.
(3)
Risk exposure is foreign currency. No foreign currency forward contract was designated as a hedging instrument in accordance with hedge accounting.

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
December 31, 2023
Interest Rate Swaps, hedge accounting(1)	$—	$1,303,721	$(1,303,721)	$1,303,721	$—
Interest Rate Swaps, non-hedge accounting	459,896	211,244	248,652	(206,056)	42,596
Foreign Currency Forward Contracts(2)	—	764,756	(764,756)	764,756	—
December 31, 2022
Interest Rate Swaps, non-hedge accounting	165,747	—	165,747	959,179	1,124,926
Foreign currency forward contracts	242,373	125,230	117,143	2,010,000	2,127,143
(1)
Over collateralization of $1.7 million is excluded from collateral received at December 31, 2023.
(2)
Over collateralization of $1.5 million is excluded from collateral received at December 31, 2023.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in Net Gain (Loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(279,502)	$4,628,392	$4,378,260
Interest rate swaps and caps	218,609	(827)	(90,000)
Total return swaps	—	163,071	826,438
Total net realized gain (loss) on derivative contracts	$(60,893)	$4,790,636	$5,114,698

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(881,899)	$1,106,847	$(955,200)
Interest rate swaps and caps	82,904	165,747	90,000
Total return swaps	—	—	(428,081)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(798,995)	$1,272,594	$(1,293,281)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

A summary of the composition of the Fund’s unfunded commitments as of December 31, 2023 and 2022 is shown in the table below:

Portfolio Company	Investment Type	December 31, 2023	December 31, 2022
8800 Austin, LLC and 8900 Austin, LLC	1st Lien Delayed Draw Term Loan	$—	$2,546,206
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	878,780	878,780
Accela Inc/US	1st Lien Revolver	908,238	—
Allentown LLC	1st Lien Delayed Draw Term Loan	—	1,737,691
Allentown LLC	1st Lien Revolver	892,015	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	—
Amerijet Holdings Inc	1st Lien Revolver	—	2,756,872
Arctic Glacier Group Holdings	1st Lien Revolver	838,565	—
Artisan Bidco Inc	1st Lien Revolver	1,170,535	—
BayMark Health Services Inc	1st Lien Delayed Draw Term Loan	—	1,863,188
BayMark Health Services Inc	2nd Lien Delayed Draw Term Loan	—	2,914,380
Buck Global LLC	1st Lien Delayed Draw Term Loan	—	3,679,245
Buck Global LLC	1st Lien Revolver	—	809,434
Circle Graphics Inc	1st Lien Delayed Draw Term Loan	—	1,091,813
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	—
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	—
Coupa Holdings LLC	1st Lien Revolver	707,659	—
Crewline Buyer Inc	1st Lien Revolver	989,736	—
Dye & Durham Corp	1st Lien Delayed Draw Term Loan	—	815,863
Dye & Durham Corp	1st Lien Revolver	187,880	142,776
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,764,963	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	850,758	—
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	—
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	595,961	—
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	121,421	455,330
KORE Wireless Group Inc	1st Lien Revolver	626,612	—
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	265,525
LMG Holdings	1st Lien Revolver	690,670	690,670
Mercury Bidco LLC	1st Lien Revolver	1,505,185	—
MIS Acquisition, LLC	1st Lien Revolver	991,056	—
National Dentex Corp	1st Lien Revolver	371,724	27,136
Paycom Acquisition LLC/Corp (aka Onyx CenterSource, Inc)	1st Lien Revolver	—	389,727
Recorded Books Inc (RB Media)	1st Lien Revolver	642,704	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	1,693,649	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	65,978	—
SBP Holdings LP	1st Lien Revolver	457,124	—
Sintec Media NYC Inc	1st Lien Revolver	419,049	—
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	236,317	236,317
STV Group, Inc	1st Lien Revolver	520,000	780,000
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	84,750	387,931
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	1,621,129	—
Wrangler Topco, LLC	1st Lien Revolver	1,223,266	—
Total		$27,917,449	$25,402,671

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by the Adviser and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. The Fund intends to vigorously defend against these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however, management does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund's consolidated financial statements.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the Fund's dividends declared for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 2, 2023	September 30, 2023	November 9, 2023	Regular	$0.33	$12,179,459
November 2, 2023	September 30, 2023	November 9, 2023	Supplemental	$0.02	$738,149
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

The following table summarizes the Fund's dividends declared for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2022	September 30, 2022	November 14, 2022	Regular	$0.33	$12,179,459
August 12, 2022	June 30, 2022	August 12, 2022	Regular	$0.33	$12,179,459
May 11, 2022	March 31, 2022	May 13, 2022	Regular	$0.33	$12,179,459
February 14, 2022	December 31, 2021	February 14, 2022	Regular	$0.25	$9,338,931

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data(1)
Net asset value, beginning of period	$14.39	$15.27	$15.00	N/A	N/A
Net investment income	1.77	1.45	0.20	N/A	N/A
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.15)	(1.09)	0.07	N/A	N/A
Total from operations	1.62	0.36	0.27	N/A	N/A
Dividends declared from net investment income	(1.37)	(1.24)	—	N/A	N/A
Dividends declared from realized gains	—	—	—	N/A	N/A
Total increase (decrease) in net assets	0.25	(0.88)	0.27	N/A	N/A
Net asset value, end of period	$14.64	$14.39	$15.27	N/A	N/A
Shares outstanding, end of period(1)	36,907,451	36,907,451	36,907,451	N/A	N/A
Total Return, based on net asset value(2)(4)	11.70%	2.34%	15.98%	13.11%	12.26%
Ratios to average net assets
Interest and financing related expenses	6.25%	4.41%	3.04%	3.70%	5.65%
Other operating expenses(3)	2.08%	2.04%	1.82%	1.38%	1.52%
Incentive compensation, net of clawback(4)	1.01%	1.42%	1.78%	1.73%	1.83%
Offering costs write off	0.24%	—	—	—	—
Ratio of management fee offsets	—	—	(0.13)%	(0.03)%	(0.02)%
Total expenses	9.58%	7.87%	6.51%	6.78%	8.98%
Net investment income(4)(5)	12.23%	9.81%	9.90%	12.23%	13.12%
Net assets, end of period	$540,425,212	$530,976,832	$563,684,976	$467,498,084	$462,306,302
Portfolio turnover rate(6)	33.18%	26.97%	69.55%	47.01%	51.55%
Weighted-average debt outstanding	459,767,246	495,444,169	391,358,864	353,507,339	407,352,464
Weighted-average interest rate on debt	7.27%	4.85%	3.78%	4.49%	6.17%
Weighted-average shares outstanding	36,907,451	36,907,451	36,907,451	N/A	N/A
Total capital commitments, end of period(7)	N/A	N/A	N/A	552,165,000	552,165,000
Ratio of total contributed capital to total committed capital, end of period(7)	N/A	N/A	N/A	82.58%	81.15%
IRR(8)	N/A	N/A	14.81%	14.57%	15.24%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and distributions declared which reflected the actual amount per share for the applicable period. The per share data and shares outstanding are only applicable for the period from November 15, 2021 to December 31, 2023, as the Fund is a unitized trust; prior to November 15, 2021, the Fund was a non-unitized partnership (see Note 1).
(2)
Total return is calculated as the change in net asset value for the period November 15, 2021 to December 31, 2021 and for the years ended December 31, 2023 and 2022, assuming dividends and distributions, if any, are reinvested, divided by the beginning net asset value per share. For the periods ended December 31, 2019 to November 14, 2021, total return based on net asset value is calculated as investors total increase (decrease) in net assets and partners' capital resulting from operations divided by investors capital during the period, adjusted for capital inflows, outflows and items of income and expense as presented in the consolidated statements of operations.
(3)
Other operating expenses exclude interest and financing related expenses, incentive compensation and offering costs write off.
(4)
For the year ended December 31, 2023, the incentive compensation clawback of $5.3 million included $4.4 million relating to the year ended December 31, 2022 (see Note 3). The impact of the $4.4 million, or prior year amount, on the total return based on net asset value, incentive compensation expense net of clawback and net investment income ratios was 0.98%, (0.80)% and 0.87%, respectively.
(5)
The net investment income ratio is presented after the effects of expenses (including interest and financing related expenses, the management fee and Incentive Compensation, net of clawback).
(6)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.
(7)
Capital commitments and the ratio of total contributed capital to total committed capital is only applicable for years ended December 31, 2020 and 2019. The Fund converted to a unitized trust effective November 15, 2021. Prior to November 15, 2021, the Fund was a non-unitized partnership (See
Note 1).
(8)
For the years ended December 31, 2019 through 2021, the internal rate of return for the Fund's limited partners from the initial closing are net of management fee and incentive compensation and have been computed based on the amounts and effective dates of capital called from and distributed to limited partners and the ending partners' capital at the end of the period of the limited partners' capital accounts, adjusted for the effects of the subsequent closes.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On February 2, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on February 12, 2024, for Shareholders of record on December 31, 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the annual report on Form 10-K.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Trustees, Executive Officers and Corporate Governance.

Overall responsibility for our oversight rests with our Board of Trustees. We have engaged our Adviser to manage us on a day-to-day basis. Our Board of Trustees is responsible for overseeing our Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, applicable provisions of state and other laws and our charter. Our Board of Trustees is currently composed of five members, three of whom are not “interested persons” of our Fund or our Adviser as defined in the Investment Company Act. Our Board of Trustees meets in-person at regularly scheduled quarterly meetings each year. In addition, our Board of Trustees may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, our Board of Trustees has established an Audit Committee, a Governance, Nominating and Compensation Committee, and a Co-Investment Committee and may establish ad hoc committees or working groups from time to time, to assist our Board of Trustees in fulfilling its oversight responsibilities.

Board of Trustees

Our Board of Trustees is divided into three classes, Class I, Class II and Class III. The initial members of the three classes have initial terms ending at the annual meetings held in the first, second and third years after our shares are listed for trading on a stock exchange and thereafter will hold office for additional three year terms assuming they are re-elected. Because our shares are not listed for trading, each current Trustee will hold office indefinitely until we call an annual meeting of shareholders and his or her successor is duly elected and qualified or until the Trustee resigns or otherwise leaves office.

Trustees

Certain information regarding the Board of Trustees is set forth in the table below. Trustees who are not interested persons (as defined in Section 2(a)(19) of the Investment Company Act) of the Fund are referred to herein as “Independent Trustees.”

Name, Business Address(1) and Year of Birth	Position(s) Held with the Fund	Term of Office and Length of Time Served	Principal Occupations During the Past Five Years	Number of Portfolios in Fund Complex(2) Overseen by Trustee	Other Directorships held by Trustee During the Past Five Years
INDEPENDENT TRUSTEES:
Laurence M. Austin Year of Birth: 1957	Trustee	Trustee since November 15, 2021 Term of Office - Class I	Current: Chairman and Portfolio Manager, Endeavour Capital Advisors (1994-Present)	1	Former: Mexico Tower Partners, Holdco (2014-2019) (telecommunications infrastructure).
Steven E. Brown Year of Birth: 1962	Trustee	Trustee since November 15, 2021 Term of Office - Class III	Current: Vice President, Treasury and Risk Management (2017-Present), Director, Risk Management (2013-2017), Mansfield Energy Corp. (energy and energy services)	1	None.
Paul Shang Year of Birth: 1956	Trustee	Trustee since November 15, 2021 Term of Office - Class II	Current: Managing Director, Chief Executive Officer of Standard NY and Vice Chairman of Global Corporate & Investment Banking, Standard Bank (2010-Present)	1	None.
INTERESTED TRUSTEES(3):
Edward Mulé Year of Birth: 1962	Trustee (Chair of the Board) and Chief Executive Officer	Trustee since November 15, 2021 Term of Office - Class III	Current: Chief Executive Officer, Silver Point Capital	1	None.
Kristen Clark Year of Birth: 1972	Trustee	Trustee since November 15, 2021 Term of Office - Class II	Current: Senior Controller, Silver Point Capital	1	None.

(1)
The business address of each Trustee is c/o Silver Point Specialty Lending Fund, Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.
(2)
The Trust is the only fund in the “Fund Complex.”
(3)
Mr. Mulé and Ms. Clark are each deemed to be an “interested person” of the Fund under the Investment Company Act because of their affiliations with our Adviser.

Laurence Austin

Mr. Austin is the Chairman and Portfolio Manager of Endeavour Capital Advisors, a financial services sector investment firm he co-founded in 1994. Prior to building Endeavour Capital, Mr. Austin was a senior member of the research team of Adams, Cohen Securities Inc., a boutique investment banking firm focused on financial institutions from 1987 to 1993. Before joining Adams, Cohen Securities, Mr. Austin was at Merrill, Lynch, Pierce, Fenner & Smith, Inc. from 1981 to 1986. He received a B.A. from the State University of New York at Albany.

Steven Brown

Mr. Brown has over 30 years’ experience in Treasury and Risk Operations in the energy sector. He is currently Vice President of Treasury and Risk Management at Mansfield Energy Corp. in Gainesville, GA. Prior to his employment at Mansfield, Mr. Brown held various positions in risk management at GenOn Energy, Inc. (formerly Mirant Corporation), including Director of Counterparty Risk and Director of Trading Control. Mr. Brown holds a bachelor’s degree in Economics from the Wharton School, University of Pennsylvania and a master’s degree in Accounting and Finance from the London School of Economics.

Kristen Clark

Ms. Clark has over 20 years’ experience in accounting and reporting in the investment management industry. She is currently a Senior Controller of Silver Point Capital, having joined the firm in 2013. Prior to Silver Point, she was a Senior Vice President and Controller with Magnitude Capital and a Vice President and Assistant Controller with Tudor Investment Corporation where she worked for 12 years. Before Tudor, Ms. Clark was an auditor at Arthur Andersen and accountant with Robinson, Silverman, Pearce, Aronsohn, and Berman. She received a B.B.A. in Accounting from Siena College.

Edward Mulé

Mr. Mulé is the CEO of Silver Point and Portfolio Manager of Silver Point’s funds, having built and run the firm since inception in 2002. Prior to founding Silver Point, Mr. Mulé worked for more than 16 years at Goldman Sachs. Mr. Mulé co-led Goldman Sachs’ special situations businesses, including establishing a proprietary middle market direct lending business for the firm. He headed or co-headed Goldman Sachs’ Special Situations Investing Business from 1999 to 2001, and co-founded and headed or co-headed the Asian Special Situations Investing Business and associated funds, including the Goldman Sachs Special Opportunities (Asia) Fund, from 1998 to 2001. In 1996, Mr. Mulé established a proprietary middle market lending business for Goldman Sachs. Mr. Mulé was elected general partner in 1994. Before joining Goldman Sachs’ special situations efforts in 1995, Mr. Mulé worked for Jon Corzine and Henry Paulson in 1994 and Robert E. Rubin and Stephen Friedman from 1991 to 1994 in the Office of the Chairman. In this role, he assisted the chairmen on strategy and its implementation, as well as reengineering, setting up control and compliance infrastructure and cost cutting. Prior to that, Mr. Mulé was an investment banker in the Mergers and Acquisitions Department from 1984 to 1991, specializing in a number of areas, including telecommunications, consumer products and forest products. He was a member of Goldman Sachs’ Senior Traders Committee. Mr. Mulé graduated magna cum laude from the University of Pennsylvania’s Wharton School, contemporaneously receiving both his M.B.A. and B.S. degrees at the age of 21.

Paul Shang

Mr. Shang is the Vice Chairman of Corporate and Investment Banking at Standard Bank, where he also currently serves as the Chief Executive of Standard New York and was the Global Head of Investment Banking from 2010 to 2015. Mr. Shang worked for more than 22 years at Lehman Brothers from 1983 to 2005, holding senior positions in Lehman’s investment banking department across its New York, London, Tokyo and Hong Kong offices. He ran a variety of businesses including Asian investment banking, European Media, Communications and Technology investment banking, and European Real Estate. From 2005 to 2010, Mr. Shang was the Founding Partner of PRC Venture Partners, a private equity firm investing in growth companies in China. Mr. Shang received his B.A. from Cornell University and his M.B.A. from Columbia University, Graduate School of Business.

Executive Officers Who Are Not Also Trustees

Information regarding our executive officers who are not also Trustees is as follows:

Name	Year of Birth	Position
Anthony DiNello	1981	President
Jesse Dorigo	1983	Chief Financial Officer
James Kasmarcik	1976	Chief Compliance Officer

The address for each executive officer is c/o Silver Point Specialty Lending Fund, Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.

Anthony DiNello

Mr. DiNello joined Silver Point Capital in January 2006 and is currently the Head of Lending and President of the Fund. Mr. DiNello joined Silver Point Capital as an Investment Analyst having spent time on both the private lending and restructuring teams. In 2015, when Silver Point raised Silver Point Specialty Credit Fund, L.P., Mr. DiNello began focusing full time on private lending as a Senior Analyst, before assuming his current role of overseeing the Firm’s Specialty Credit team on a day to day basis. Before joining Silver Point, Mr. DiNello worked in the Global Industrials & Services Group of Credit Suisse First Boston. Mr. DiNello graduated with highest honors from the University of Michigan Business School with a Bachelor’s degree in Business Administration, with an emphasis in finance and accounting.

Jesse Dorigo

Mr. Dorigo joined Silver Point Capital in June 2005. He is the Chief Financial Officer, overseeing all operations, accounting, financing, analysis and reporting related to the Silver Point Funds. Mr. Dorigo initially joined Silver Point in 2005 on the Accounting and Valuation teams, ultimately leading and developing the Valuation team, Reporting team, and the Financing team. He was named Deputy CFO in 2017 and CFO of the Funds in January 2020. Mr. Dorigo graduated from New York University’s College of Arts and Science with a B.A. in Economics.

James Kasmarcik

Mr. Kasmarcik joined Silver Point in April 2008. He is the Chief Compliance Officer. Prior to joining Silver Point, Mr. Kasmarcik worked for the Enforcement Division of the SEC from July 1999 to April 2008. Mr. Kasmarcik earned a J.D. from Pace Law School and a B.S. in Business Administration – Finance from Binghamton University.

Independent Trustee Securities Ownership in Investment Advisers or Principal Underwriters of the Trust and their Affiliates

The table below sets forth information about securities owned by our Independent Trustees and their respective immediate family members, as of December 31, 2023, in the Adviser, principal underwriters of the Fund and entities directly or indirectly controlling, controlled by, or under common control with, the Adviser or principal underwriters of the Fund.

Trustee	Name of Owners and Relationships to Trustee	Company/ Partnership	Title of Class	Value of Securities ($ millions)	Percent of Class
Laurence M. Austin	Laurence M. Austin Family LLC, affiliate Endeavor Capital Advisors, affiliate	Silver Point Capital Fund, L.P.(1)	Partnership interests	$5.5	0.2%
Steven E. Brown	None	N/A	N/A	N/A	N/A
Paul Shang	None	N/A	N/A	N/A	N/A

(1)
Silver Point Capital Fund, L.P. is under common control with the Adviser.

Other Trustee Interests in Investment Advisers or Principal Underwriters of the Trust and Their Affiliates

Mr. Mulé and members of his immediate family beneficially own interests in Endeavour Capital Private Investments I LP, an affiliate of Mr. Austin. As of December 31, 2023, these beneficial ownership interests had an approximate aggregate value of $9.1 million.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with our Board of Trustees. We have engaged our Adviser to manage us on a day-to-day basis. Our Board of Trustees is responsible for overseeing our Adviser and other service providers in our operations in accordance with the provisions of the Investment Company Act, applicable provisions of state and other laws and our charter. Our Board of Trustees is currently composed of 5 members, 3 of whom are Trustees who are not “interested persons” of our Fund or our Adviser as defined in the Investment Company Act. Our Board of Trustees meets in-person at regularly scheduled quarterly meetings each year. In addition, our Board of Trustees may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, our Board of Trustees has established an Audit Committee and a Governance, Nominating and Compensation Committee, and may establish ad hoc committees or working groups from time to time, to assist our Board of Trustees in fulfilling its oversight responsibilities.

Our Board of Trustees has appointed Edward Mulé to serve in the role of Chair of our Board of Trustees. The Chair’s role is to preside at all meetings of our Board of Trustees and to act as a liaison with our Adviser, counsel and other Trustees generally between meetings. The Chair serves as a key point person for dealings between management and the Trustees. The Chair also may perform such other functions as may be delegated by our Board of Trustees from time to time. Our Board of Trustees reviews matters related to its leadership structure annually. Our Board of Trustees has determined that our Board of Trustees’ leadership structure is appropriate because it allows our Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full Board in a manner that enhances effective oversight. The Board has not appointed a Lead Independent Trustee.

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of our Board of Trustees’ general oversight of us and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of our Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. Our Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and/or to mitigate the effects of such events or circumstances if they do occur. Each of our Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. Our Board of Trustees recognizes that it is not possible to identify all of the risks that may affect us or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of us, our Board of Trustees interacts with and reviews reports from, among others, our Adviser, our Chief Compliance Officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by us and applicable risk controls. Our Board of Trustees may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Codes of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act. This code of ethics establishes, among other things, procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to the code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

Audit Committee

The members of the Audit Committee are Laurence Austin, Paul Shang and Steve Brown, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of the Fund as defined in Section 2(a)(19) of the Investment Company Act. Steve Brown serves as Chair of the Audit Committee. The Fund’s Board of Trustees has determined that each member of the Audit Committee is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of the Fund’s auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by the Fund’s independent public accountants.

Governance, Nominating and Compensation Committee

The Governance, Nominating and Compensation Committee members are Laurence Austin, Paul Shang and Steve Brown, none of whom would be an “interested person” as defined in Section 2(a)(19) of the Investment Company Act. Laurence Austin serves as the Chair of the Governance, Nominating and Compensation Committee. The Governance, Nominating and Compensation Committee is responsible for identifying, researching and nominating trustees for election by our Shareholders, selecting nominees to fill vacancies on our Board of Trustees or a committee of the Board of Trustees, developing and recommending to the Board of Trustees a set of corporate governance principles and overseeing the evaluation of the Board of Trustees and our management. The Governance, Nominating and Compensation Committee considers nominees properly recommended by our Shareholders. Our bylaws provide that for any nomination to be properly brought by a Shareholder for a meeting, such request may be made (i) pursuant to the Trust’s notice of meeting, (ii) by or at the direction of the Board of Trustees or (iii) by any Shareholder of the Trust who was a Shareholder of record both at the time of giving of notice by the Shareholder as provided for in this Section 9(a) and at the time of the annual meeting (and any postponement or adjournment thereof), who is entitled to vote on the applicable matter at the meeting and who has complied with this Section 9(a). Also, for any nomination or other business to be properly brought before an annual meeting by a Shareholder pursuant to clause (iii) of paragraph (a)(1) of this Section 9, the Shareholder must have given timely notice thereof in writing to the Secretary and, in the case of any such other business, such other business must otherwise be a proper matter for action by the Shareholders. Our bylaws further provide that, nominations of persons for election to the Board of Trustees at a special meeting may be made only by or at the direction of the Board of Trustees, and provided that the Board of Trustees has determined that trustees will be elected at the meeting, by a Shareholder who is entitled to vote at the meeting and who has complied with the advance notice provisions of the bylaws.

Co-Investment Committee

The Co-Investment Committee’s members are Laurence Austin, Paul Shang and Steve Brown. The Co-Investment Committee is responsible for reviewing and approving certain co-investment transactions pursuant to the co-investment exemptive order we and the Adviser obtained from the Securities and Exchange Commission.

Our Adviser

Silver Point Specialty Credit Fund Management, LLC, a limited liability company organized under the laws of the State of Delaware, serves as our Adviser. Our Adviser is a wholly owned subsidiary of Silver Point Capital, L.P., a limited partnership organized under the laws of the State of Delaware.

Subject to the supervision of our Board of Trustees, our Adviser provides day-to-day advice regarding our portfolio transactions and is responsible for our business affairs and other administrative matters.

Founding Principals

Edward A. Mulé is our portfolio manager and leads our Adviser’s investment committee. The investment committee is responsible for approving all of our investments. The investment committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied expertise of the investment professionals serving on the investment committee, including experience in primary and secondary leveraged credit, distressed investing, special situations, mergers and acquisitions, and private equity.

Biographical information for Silver Point’s Founding Principals is set forth below.

Edward A. Mulé—Founding Partner, CEO & Portfolio Manager

Mr. Mulé is the CEO of Silver Point and Portfolio Manager of Silver Point’s funds, having built and run the firm since inception in 2002. Prior to founding Silver Point, Mr. Mulé worked for more than 16 years at Goldman Sachs. Mr. Mulé, together with Mr. O’Shea, led Goldman Sachs’ special situations businesses, including establishing a proprietary middle market direct lending business for the firm. He headed or co-headed Goldman Sachs’ Special Situations Investing Business from 1999 to 2001, and co-founded and headed or co-headed the Asian Special Situations Investing Business and associated funds, including the Goldman Sachs Special Opportunities (Asia) Fund, from 1998 to 2001. In 1996. Mr. Mulé and Mr. O’Shea established a proprietary middle market lending business for Goldman Sachs. Mr. Mulé was elected general partner in 1994. Before joining Goldman Sachs’ special situations efforts in 1995, Mr. Mulé worked for Jon Corzine and Henry Paulson in 1994 and Robert E. Rubin and Stephen Friedman from 1991 to 1994 in the Office of the Chairman. In this role, he assisted the chairmen on strategy and its implementation, as well as reengineering, setting up control and compliance infrastructure and cost cutting. Prior to that, Mr. Mulé was an investment banker in the Mergers and Acquisitions Department from 1984 to 1991, specializing in a number of areas, including telecommunications, consumer products and forest products. He was a member of Goldman Sachs’ Senior Traders Committee. Mr. Mulé graduated magna cum laude from the University of Pennsylvania’s Wharton School, contemporaneously receiving both his M.B.A. and B.S. degrees at the age of 21.

Robert J. O’Shea—Founding Partner & Chairman

Mr. O’Shea is the Chairman of Silver Point, having built and run the firm since inception in 2002. Prior to founding Silver Point, Mr. O’Shea worked for almost 10 years at Goldman Sachs. Mr. O’Shea joined Goldman Sachs in 1990 to found and build the firm’s global bank loan business. Mr. O’Shea, together with Mr. Mulé, led Goldman Sachs’ special situations businesses, including establishing a proprietary middle market direct lending business. When he retired from Goldman Sachs’ Mr. O’Shea was the Global Head of the High Yield Business Unit leading all of the firm’s high yield bond and bank loan underwriting, trading, sales, capital markets and research and the collateralized debt obligation (“CDO”) business. Mr. O’Shea was a member of Goldman Sachs’ Risk Committee, which was comprised of approximately 15 partners, including the CEO, who were responsible for managing the firm’s global risk exposure. He was also on the Board of Goldman Sachs International Bank and Senior Traders Committee. He was elected general partner in 1994. Prior to working at Goldman Sachs’ he worked at Bear Stearns in the High Yield and Bankruptcy Department and Security Pacific Bank in the Merchant Banking Group. Mr. O’Shea graduated from Fordham University with a B.S. in Finance.

Portfolio Management

Edward A. Mulé is our portfolio manager and leads our Adviser’s investment committee. As of December 31, 2023, our portfolio manager, who is primarily responsible for our day-to-day management, manages 28 pooled investment vehicles or other accounts with a total amount of approximately $26.6 billion in investable assets. The table below shows the dollar range of common shares to be beneficially owned by our portfolio manager.

Name	Aggregate Dollar Range of Equity Securities(1)
Edward A. Mulé	Over $1,000,000

(1)
Dollar ranges are as follows: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, $100,001-$500,000, $500,001-$1,000,000 or over $1,000,000.

Other Accounts Managed. The information below lists the number of accounts for which Edward A. Mulé, the Fund’s portfolio manager was primarily responsible for the day-to-day management as of December 31, 2023:

Type of Accounts	Total Number of Accounts Managed	Total Investable Assets (in millions)	Number of Accounts Managed for which Advisory Fee is Based on Performance	Total Assets for which Advisory Fee is based on Performance (in millions)
Pooled Investments	26	$24,950	25	$23,440
Other	2	$1,610	2	$1,610

Total Investable Assets includes the net asset value of funds managed by Silver Point, as well as (i) for drawdown funds that are in their investment period, unfunded capital commitments; (ii) for drawdown funds outside their investment period, the lesser of unfunded capital commitments and amounts available to make follow-on investments; (iii) targeted leverage for applicable funds; and (iv) capital activity as of January 1, 2024. Total unfunded capital commitments included in Total Investable Assets is $6.00 billion.

Item 11. Executive Compensation.

Compensation of Executive Officers

None of our executive officers are currently compensated by the Fund. The Fund does not currently have any employees. Our day-to-day operations are managed by our Adviser.

Compensation of Trustees

Each Independent Trustee is compensated with an annual fee of $110,000 for his or her services as one of the Trustees. In addition, the Chair of the Audit Committee receives an annual fee of $15,000 and the Chair of the Governance, Nominating and Compensation Committee receives an annual fee of $5,000 for their additional services in these capacities. The Fund may also pay the incidental costs of a Trustee to attend training or other types of conferences relating to the business development company industry. No compensation is paid to Trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the Investment Company Act. In addition, the Fund has purchased Trustees’ and officers’ liability insurance on behalf of its Trustees and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2023, there were 36,907,451 common shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this annual report, by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding shares of our common shares;
•
each of our Trustees and executive officers; and
•
all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no common shares subject to options that are currently exercisable or exercisable within 60 days of the date of this annual report.

Name and address(1)	Type of ownership	Shares owned	Percentage of common stock currently outstanding
Edward Mulé(2)	Beneficial	3,964,539	10.7%
Anthony DiNello	Record and Beneficial	13,469	*%
Jesse Dorigo	Record and Beneficial	3,367	*%
James Kasmarcik	None	None	*%
Kristen Clark	None	None	*%
Laurence M. Austin	None	None	*%
Steven E. Brown	None	None	*%
Paul Shang	None	None	*%
All executive officers and Trustees as a group (8 persons)	Record and Beneficial	3,981,375	10.8%
Texas County & District Retirement System	Record and Beneficial	6,673,213	18.1%
The Board of Regents of the University of Texas System	Record and Beneficial	5,004,910	13.6%
Houston Police Officers' Pension System	Record and Beneficial	3,336,607	9.0%
Illinois State Board of Investment	Record and Beneficial	3,336,607	9.0%
Cliffwater LLC & Stephen Nesbitt(3)	Beneficial	2,135,428	5.8%

* Represents less than 1%.

(1)
The address for each Trustee and executive officer is Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.
(2)
Beneficial ownership of shares held through affiliated entities.
(3)
In a Schedule 13G filed with the SEC on February 14, 2024, Cliffwater LLC reported that it is the discretionary manager of several managed accounts holding securities of the Fund. Additionally, Mr. Nesbitt may be deemed to beneficially own such securities due to his position as Chief Executive Officer of Cliffwater LLC.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

Investment Management Agreement

The Fund is party to an Advisory Agreement, pursuant to which the Fund pays its Adviser a fee for investment management services consisting of a Management Fee and an Incentive Fee, which costs are ultimately borne by our Shareholders. Our fee structure may create an incentive for our Adviser to invest in certain types of securities. The Adviser relies on third-party valuation services to assist with the valuation of the Fund’s portfolio investments and may call on investment professionals from Silver Point for support. Because the Capital Gains Incentive Compensation to our Adviser is based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments. See “Item 1. Business—Investment Management Agreement.”

Co-Investment Opportunities and Exemptive Order

Our Adviser and the Fund believe that, in certain circumstances, it may be in the Fund’s best interests to be able to co-invest with registered funds, unregistered funds and business development companies managed now or in the future by our Adviser and its affiliates in order to be able to participate in a wider range of transactions. Currently, SEC regulations and interpretations would permit the Fund to co-invest with registered and unregistered funds that are affiliated with our Adviser in publicly traded securities and also in private placements where (i) our Adviser negotiates only the price, interest rate and similar price-related terms (as a percentage of offering price) of the securities and not matters such as covenants, collateral or management rights and (ii) each relevant account acquires and sells the securities at the same time in pro rata amounts (subject to exceptions approved by compliance personnel after considering the reasons for the requested exception). Such regulations and interpretations also permit the Fund to co-invest in other private placements with registered investment funds affiliated with our Adviser in certain circumstances, some of which would require certain findings by the Fund’s Trustees who are not “interested persons” of our Adviser, Silver Point or their respective affiliates as defined in Section 2(a)(19) of the Investment

Company Act (“Independent Trustees”) and the independent trustees of each other eligible registered fund. However, current SEC regulations and interpretations would not permit co-investment by the Fund with unregistered funds affiliated with our Adviser in private placements where our Adviser negotiates non-pricing terms such as covenants, collateral and management rights. Accordingly, under current SEC regulations, in the absence of an exemption the Fund would be prohibited from co-investing in certain private placements with any unregistered fund or account managed now or in the future by our Adviser or its affiliates.

The Fund, our Adviser and various funds managed by our Adviser have applied for, and received, an exemption from such regulations. Under the SEC order granting such exemption, each time our Adviser proposes that an unregistered fund, business development company or registered fund acquire private placement securities that are suitable for the Fund, our Adviser will prepare a recommendation as to the proportion to be allocated to the Fund taking into account a variety of factors such as the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations. The Fund’s Independent Trustees will review the proposed transaction and may authorize co-investment by the Fund of up to its pro rata amount of such securities based on its total available capital if a majority of them conclude that: (i) the transaction is consistent with the Fund’s investment objective and policies; (ii) the terms of co-investment are fair to the Fund and Shareholders and do not involve overreaching; and (iii) participation by the Fund would not disadvantage the Fund or be on a basis different from or less advantageous than that of the participating unregistered accounts and other registered funds. If our Adviser determines that the Fund should not participate in the co-investment opportunity that would otherwise be suitable in light of the Fund’s investment objective, this determination must also be submitted to the Independent Trustees for their approval. The Trustees may also approve a lower amount or determine that the Fund should not invest. The Trustees may also approve a higher amount to the extent that other accounts managed by our Adviser decline to participate. In addition, private placement follow-on investments and disposition opportunities must be made available in the same manner on a pro rata basis and no co-investment (other than permitted follow-on investments) is permitted where the Fund, on the one hand, or any other account advised by our Adviser or an affiliate, on the other hand, already hold securities of the issuer.

The Adviser seeks to allocate purchases and sales of securities among the Fund and other Silver Point accounts in a manner that complies with regulatory requirements. It is expected that investment opportunities that are consistent with the investment strategies of the Fund and other Silver Point accounts will be allocated in such manner as the Adviser and its affiliates deem to be fair and equitable over time. Among other considerations in keeping with principles of fiduciary responsibility, the Adviser and its affiliates may consider the following factors when allocating an investment among the Fund and other Silver Point accounts: (i) an account’s investment objectives and limitations; (ii) the relative amounts of capital available for new investments in the relevant strategy, asset class or other investment characteristics; (iii) the amount of assets targeted to be invested in a vehicle, inclusive of anticipated leverage (“Target Assets”); (iv) the terms, structure and availability of financing in respect of an investment; (v) the diversification of a fund’s overall holdings; (vi) the size, liquidity and anticipated duration of the proposed investment; (vii) tax or legal issues; and (viii) any requirements under the Investment Company Act applicable to business development companies or registered investment companies, including the requirements of any exemptive order obtained from the Securities and Exchange Commission with respect to the Fund and any other Silver Point account. Such considerations, among others, may result in allocations among the Fund and one or more other Silver Point accounts on a basis other than available capital or Target Assets. The Fund may also, among other things, be allocated an investment based on Target Assets or available capital, subject to an available capital floor (calculated as a percentage of the net asset value or commitments of a Silver Point account participating in the investment).

The foregoing restrictions and limitations may affect the manner in which investment opportunities (including follow-on investments) are allocated among the Fund and other Silver Point accounts. For example, a full investment opportunity could be allocated to the Fund or to one or more other Silver Point accounts, as applicable, where otherwise such opportunity would have been allocated in a pro rata or other manner in accordance with the allocation policies of our Adviser and its affiliates. As a general matter, therefore, these restrictions may prohibit the Fund from effecting transactions (including restructurings) or participating in negotiations that might otherwise benefit the Fund if it involves simultaneous or related investments in, or in different parts of the capital structure of, the same issuer as that held by another Silver Point account. Similarly, for defensive or other reasons, the Fund may seek to gain exposure to, or otherwise participate in, transactions (including restructurings) by acquiring or disposing of financial instruments in which it might not otherwise desire to transact.

The Fund and other Silver Point accounts will make investments in the same issuers and conflicts of interest (or perceived conflicts of interest) may arise in connection with such investments or the sale of such investments, including as a result of the Fund and such other Silver Point accounts investing or having invested in different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s financial instruments. For example, if the Fund is investing in debt instruments, it may have an interest in negotiating financial or other terms (including repayment terms, covenants or events of default) that are more restrictive than another Silver Point account, as an equity owner or a holder of a debt instrument with a different level of seniority, may desire. In addition, other Silver Point accounts may make follow-on or other investments (including with respect to issuers in which the Fund has an investment, subject to the restrictions and limitations in the Investment Company Act and summarized herein) in which the Fund will not participate. Furthermore, our Adviser’s ability to implement the Fund’s strategies effectively may be limited to the extent that the restrictions and limitations of the Investment Company Act impose restrictions on the Fund engaging in transactions that our Adviser may be interested in otherwise pursuing. The Fund and the other Silver Point accounts may also have different risk-return profiles associated with their investments in an issuer and our Adviser may be incentivized to enter or exit investments in a manner that is more beneficial to the Fund or other Silver Point accounts as a result.

While these conflicts cannot be eliminated, our Adviser and its affiliates endeavor to address, and have policies and procedures in place to review, manage and resolve potential conflicts in a manner that is fair and equitable to the Fund and the other Silver Point accounts over time. For example, in addressing certain of the potential conflicts of interest described herein, to avoid a potential conflict of interest, or to address the changing nature or character of an investment in an issuer, our Adviser or its affiliates may, but shall not be obligated to, cause the Fund or another Silver Point account to divest itself of (or not purchase) a security or financial instrument in a particular class, series or tranche of an issuer’s capital structure it might otherwise have, in some circumstances, held (or purchased). The application by our Adviser and its affiliates of its policies and procedures is expected to vary based on the particular facts and circumstances surrounding each investment. Our Adviser and its affiliates’ policies and procedures for addressing the conflicts between the Fund and the other Silver Point accounts in these situations are intended to resolve the conflicts in a fair and equitable manner over time. Conflict resolution may result in the Fund receiving less consideration than it may have otherwise received in the absence of such a conflict of interest.

Our Adviser and its affiliates may spend substantial time on other business activities, including investment management and advisory activities for entities with the same or overlapping investment objectives, investing for their own account with the Fund, financial advisory services (including services for entities in which the Fund invests), and acting as trustees, officers, creditor committee members or in similar capacities. Subject to the requirements of the Investment Company Act, our Adviser and its affiliates and associates intend to engage in such activities and may receive compensation from third parties for their services. Subject to the same requirements, such compensation may be payable by entities in which the Fund invests in connection with actual or contemplated investments, and our Adviser may receive fees and other compensation in connection with structuring investments which they will share.

Our Adviser and its partners, officers, trustees, shareholders, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, the Fund.

Trustee Independence

Please see “Item 10. Trustees, Executive Officers and Corporate Governance.” for disclosure regarding Trustee independence.

Material Non-Public Information

Our senior management and other investment professionals from our Adviser may serve as trustees of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company and by reason of their responsibilities in connection with the other activities undertaken for us, our Adviser and certain of its affiliates and certain funds managed and controlled by our Adviser, these individuals may obtain material, non-public information that might restrict our ability to buy or sell securities of such company under our policies or applicable law.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Fund’s independent registered public accounting firm for the years ended December 31, 2023 and 2022. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

For the years ended December 31, 2023 and 2022, the Fund incurred the following fees for services provided by PricewaterhouseCoopers LLP:

	For the Years Ended December 31,
	2023	2022
Audit Fees	$482,000	$481,025
Audit-Related Fees	30,000	30,000
Tax Fees	91,760	92,235
All Other Fees	—	—
Total Fees	$603,760	$603,260

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, including reviews of interim financial statements, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings and services provided in connection with registration statements.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees

All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm. The policy requires that the audit committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

During the year ended December 31, 2023, the audit committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements—Consolidated financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 74 of this annual report on Form 10-K;
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
4.1	Form of Shareholder Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023).
4.2

Indenture and Security Agreement among Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023).

10.1	Third Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023).
10.2

Master Servicing Agreement between Registrant and U.S. Bank Global Fund Services, LLC (incorporated by reference to Exhibit 10.2 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.3

Amended and Restated Custody Agreement between Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.4

Loan Financing and Servicing Agreement Conformed through Omnibus Amendment No. 18, among Specialty Credit Facility, LLC, Specialty Credit Services, LLC, Silver Point Specialty Credit Fund, L.P., Deutsche Bank AG, New York Branch, et al. (incorporated by reference to Exhibit 10.9 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on May 12, 2023)

10.5

Credit Agreement among Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, U.S. Bank National Association and Various Lenders (incorporated by reference to Exhibit 10.5 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.6	2021 CLO Supplemental Indenture (incorporated by reference to Exhibit 10.2 to the Fund’s quarterly report on Form 10-Q (File No. 000-56533) filed on August 14, 2023)
10.7

Collateral Administration Agreement among Silver Point SCF CLO I, Ltd., Silver Point Specialty Credit Fund Management LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.8

Master Note Purchase Agreement between Registrant and Note Purchasers (incorporated by reference to Exhibit 10.8 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on May 12, 2023)

10.9

Investor Services Agreement between Registrant and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.7 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
19.1*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: March 20, 2024	By:	/s/ Jesse Dorigo
Name: Jesse Dorigo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 20, 2024.

Name	Title

/s/ Edward Mulé	Chief Executive Officer and Trustee (Chair of the Board)
Edward Mulé

/s/ Jesse Dorigo	Chief Financial Officer
Jesse Dorigo

/s/ Laurence M. Austin	Trustee
Laurence M. Austin

/s/ Steven E. Brown	Trustee
Steven E. Brown

/s/ Kristen Clark	Trustee
Kristen Clark

/s/ Paul Shang	Trustee
Paul Shang