Form 10-Q
period 2024-03-31
Silver Point Specialty Lending Fund
filed 2024-05-09
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 000-56533

SILVER POINT SPECIALTY LENDING FUND

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-1577585
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Greenwich Plaza, Suite 1 Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 542-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

As of May 9, 2024, the registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $860,282,310 and $808,399,961, respectively)	$864,126,399	$808,932,858
Non-controlled, affiliated investments (amortized cost of $14,691,131 and 14,673,357, respectively)	13,559,245	14,315,483
Controlled investments (amortized cost of $50,202,461 and $62,397,504, respectively)	39,739,494	52,948,918
Total investments, at fair value (amortized cost of $925,175,902 and $885,470,822, respectively)	917,425,138	876,197,259
Cash and cash equivalents	48,903,292	25,909,439
Restricted cash and cash equivalents	43,876,639	89,133,845
Foreign cash held at banks (cost of $586,383 and $4,284,056, respectively)	584,478	4,226,191
Receivable for unsettled transactions	5,165,373	4,685,132
Interest receivable	10,496,829	9,340,473
Incentive compensation clawback (Note 3)	5,166,567	5,278,193
Foreign currency forward contracts, at fair value	235,051	—
Interest rate swaps, at fair value	274,840	459,896
Due from broker	4,689,595	5,107,476
Deferred financing costs	564,309	697,546
Other assets	898,154	824,346
Total assets	$1,038,280,265	$1,021,859,796

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $2,435,477 and $2,879,010, respectively)	$472,768,444	$449,730,356
Payable for unsettled transactions	3,435,739	14,567,040
Interest payable	7,121,191	5,634,951
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,836,117	3,156,749
Interest rate swaps, at fair value	2,493,184	1,514,965
Foreign currency forward contracts, at fair value	27,718	764,756
Payable to Trustees	4,521	—
Other liabilities	3,150,719	3,065,646
Accrued expenses	1,201,480	1,970,451
Total liabilities	494,068,783	481,434,584

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(9,400,289)	(13,186,559)
Total net assets	544,211,482	540,425,212
Total liabilities and net assets	$1,038,280,265	$1,021,859,796
Net asset value per share	$14.75	$14.64

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$28,024,346	$25,998,328
PIK interest income	1,542,012	563,942
Other income	13,094	6,057
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	360,671	—
PIK interest income	138,938	—
Controlled investments:
Interest income (excluding PIK interest)	328,077	445,454
PIK interest income	22,777	15,402
Total investment income	30,429,915	27,029,183

Expenses:
Interest and financing expenses	8,919,095	8,037,914
Management fee (Note 3)	1,029,670	1,029,670
Income incentive compensation (Note 3)	2,836,117	2,210,349
Incentive compensation clawback (Note 3)	111,626	—
Professional fees	609,281	723,352
Administration fees	558,437	592,546
Participation expenses	129,992	—
Trustee fees	87,021	86,301
Offering costs write off	—	1,272,403
Other general and administrative expenses	500,266	328,617
Total expenses	14,781,505	14,281,152

Net investment income	15,648,410	12,748,031

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(1,385,079)	(1,463,063)
Controlled investments	(202,407)	—
Foreign currency transactions	(94,320)	320,717
Foreign currency forward contracts	(100,715)	(225,040)
Interest rate swaps	352,189	32,069
Total net realized gain (loss)	(1,430,332)	(1,335,317)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,311,192	3,559,101
Non-controlled/affiliated investments	(774,012)	—
Controlled investments	(1,014,381)	(1,894,753)
Translation of assets and liabilities in foreign currencies	56,948	109,212
Foreign currency forward contracts	972,089	(399,932)
Interest rate swaps	(66,036)	(626,085)
Total net change in unrealized appreciation (depreciation)	2,485,800	747,543
Net gain (loss)	1,055,468	(587,774)
Net increase (decrease) in net assets resulting from operations	$16,703,878	$12,160,257
Net investment income per share (Basic and Dilutive)	$0.42	$0.35
Earnings per share (Basic and Dilutive)	$0.45	$0.33
Weighted average shares outstanding	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$15,648,410	$12,748,031
Net realized gain (loss)	(1,430,332)	(1,335,317)
Net change in unrealized appreciation (depreciation)	2,485,800	747,543
Net increase (decrease) in net assets resulting from operations	16,703,878	12,160,257
Distributions (Note 9)
Distributions from distributable earnings	(12,917,608)	(12,179,459)
Net decrease in net assets resulting from distributions	(12,917,608)	(12,179,459)
Net increase (decrease) in net assets	3,786,270	(19,202)
Net assets, beginning of period	540,425,212	530,976,832
Net assets, end of period	$544,211,482	$530,957,630

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,703,878	$12,160,257
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(1,749,584)	(2,180,854)
Amortization of deferred financing costs and debt issuance costs	576,771	670,095
Offering costs write off	—	1,272,403
Payments for purchase of investments	(68,949,824)	(32,450,878)
Proceeds from sales, paydowns and resolutions of investments	31,476,827	50,864,904
Interest paid-in-kind	(1,703,727)	(579,344)
Participation expenses paid-in-kind	85,073	—
Net realized (gain) loss from investments	1,587,486	1,463,063
Net change in unrealized (appreciation) depreciation from investments	(1,522,799)	(1,664,348)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(972,089)	399,932
Net change in unrealized (appreciation) depreciation from interest rate swaps	66,036	626,085
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged item	7,392	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	(480,241)	(5,553,779)
Interest receivable	(1,522,614)	(1,043,754)
Incentive compensation clawback	111,626	—
Due from broker	417,881	933,557
Other assets	(73,808)	(197,123)
Payable for unsettled transactions	(11,131,301)	63
Interest payable	1,486,240	1,817,280
Management fees payable to an affiliate	—	(56)
Income incentive compensation payable to an affiliate	(320,632)	63,028
Interest rate swaps accrual, net	284,403	—
Payable to Trustees	4,521	3,801
Accrued expenses	(768,973)	(473,845)
Net cash provided by (used in) operating activities	(36,387,458)	26,130,487
Cash flows from financing activities
Proceeds from debt borrowings	27,400,000	12,700,000
Principal debt payments	(4,000,000)	—
Distributions / dividends paid	(12,917,608)	(12,179,459)
Net cash provided by (used in) financing activities	10,482,392	520,541
Net increase (decrease)	(25,905,066)	26,651,028

Beginning of period balance(1)	119,269,475	171,794,720
End of period balance(1)	$93,364,409	$198,445,748
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$6,564,289	$5,550,539
Cash paid during the period for income taxes	$55,032	$150

	March 31,
	2024	2023
Cash and cash equivalents	$48,903,292	$120,585,856
Foreign cash held at banks	584,478	6,451,774
Restricted cash and cash equivalents	43,876,639	71,408,118
Total	$93,364,409	$198,445,748

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
1440 Foods Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+6.00%, 1.00% Floor	11.33%	12/20/2023	12/20/2029	$7,829,516	$7,642,416	$7,643,084	1.40%
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.10%, 1.00% Floor	11.43	4/8/2022	11/30/2026	6,478,524	6,398,492	6,139,117	1.13
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.76%, 1.00% Floor	12.07	11/23/2022	11/23/2027	8,677,949	8,508,560	8,634,368	1.59
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Manufacturing	S+6.76%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(16,014)	(4,191)	(0.00)
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	11.33	9/1/2023	9/3/2030	9,687,879	9,507,576	9,506,578	1.75
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(16,652)	(16,997)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	11.56	10/18/2021	3/26/2027	19,499,432	18,359,244	18,511,281	3.40
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	12.18	5/24/2022	5/24/2027	13,519,279	13,249,030	13,034,878	2.40
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.43	4/22/2022	4/22/2027	11,569,721	11,404,128	11,641,729	2.14
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.43	4/22/2022	4/22/2027	1,724,658	1,706,668	1,735,392	0.32
Allentown LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾	1st Lien Revolver	Healthcare Equipment & Supplies	S+6.15%, 1.00% Floor (0.50% on unfunded)	0.50	4/22/2022	4/22/2027	1,158,461	(14,160)	3,024	0.00
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.06	5/2/2023	5/2/2030	5,822,208	5,660,800	5,667,306	1.04
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(14,955)	(14,965)	0.00
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Airline & Airport Services	12.00%	12.00	12/19/2023	12/28/2025	6,209,397	6,209,397	6,832,458	1.26
Amerijet Holdings Inc⁽⁷⁾⁽²⁷⁾	1st Lien Term Loan	Airline & Airport Services	S+7.26%, 1.00% Floor	12.57	12/28/2021	12/28/2025	14,540,241	14,326,540	13,366,166	2.46
Amerijet Holdings Inc⁽⁷⁾⁽²⁷⁾	1st Lien Revolver	Airline & Airport Services	S+7.26%, 1.00% Floor (0.50% on unfunded)	12.57	12/28/2021	12/28/2025	2,536,322	2,503,199	2,328,475	0.43
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	S+5.78%, 1.00% Floor	11.08	7/20/2021	7/21/2027	4,875,000	4,813,350	4,799,534	0.88
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁶⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	11.77	5/26/2022	5/26/2028	2,204,956	2,172,238	2,191,316	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Consumer Products	S+10.76%, 2.00% Floor	16.07	5/24/2023	5/24/2028	10,108,787	9,931,751	9,703,652	1.78
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	16.07	5/24/2023	11/24/2027	838,563	363,454	344,600	0.06
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.32	11/6/2023	11/7/2029	3,988,550	3,874,543	3,873,446	0.71
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.92	11/7/2023	11/7/2029	€7,154,855	7,468,252	7,502,769	1.38
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(32,777)	(33,542)	(0.01)
Aspire Bakeries Holdings⁽⁹⁾	1st Lien Term Loan	Food Products	S+4.25%	9.58	12/15/2023	12/23/2030	6,200,000	6,140,837	6,209,052	1.14
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.58	5/26/2023	6/1/2025	6,623,459	6,569,591	6,539,619	1.20
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	11.83	3/19/2024	3/19/2031	2,119,510	2,087,831	2,087,717	0.38
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	4,817,068	(35,954)	(36,128)	(0.01)
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Software & Services	S+6.50%, (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(11,502)	(11,561)	0.00
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.73%, 0.75% Floor	12.06	9/28/2021	9/20/2027	16,196,529	15,703,818	15,851,180	2.91
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.57	6/10/2021	6/11/2027	4,182,505	4,157,026	4,040,211	0.74
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.57	11/19/2021	6/11/2027	2,607,848	2,592,752	2,519,126	0.46
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	12.48	12/13/2018	6/2/2026	9,207,079	9,117,161	8,979,156	1.65

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.85%	2/17/2021	3/31/2027	$22,765,456	$22,421,197	$21,528,861	3.96%
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.85	7/12/2021	3/31/2027	531,708	519,557	502,827	0.09
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²⁷⁾	1st Lien Term Loan	Aerospace & Defense	S+10.68%, 1.50% Floor	15.86	8/20/2019	8/20/2024	9,838,183	9,737,002	9,727,182	1.79
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	11.15	10/10/2023	10/10/2030	3,512,473	3,428,209	3,429,113	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(9,353)	(9,436)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+7.50%, 0.75% Floor	12.81	2/27/2023	2/27/2030	10,351,154	10,135,072	10,335,031	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+7.50%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(9,815)	(1,440)	(0.00)
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Software & Services	S+7.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(14,471)	(2,475)	(0.00)
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.50%, 0.50% Floor	7.83	12/27/2023	11/30/2028	3,981,130	3,991,069	3,968,522	0.73
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.75%, 0.50% Floor	8.07	2/2/2024	11/30/2028	2,800,000	2,794,758	2,795,450	0.51
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	12.06	11/8/2023	11/8/2030	9,501,470	9,278,039	9,274,696	1.70
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(23,283)	(23,632)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	13.39	8/30/2023	8/30/2027	19,667,009	19,285,670	19,285,992	3.54
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+7.40%, 0.75% Floor	12.71	3/2/2022	3/4/2027	21,757,794	21,330,351	21,970,562	4.04
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+4.60%, 1.00% Floor	9.94	2/19/2021	7/22/2025	3,466,439	3,449,443	3,296,584	0.61
Form Technologies Inc⁽⁹⁾⁽²⁶⁾	1st Lien Term Loan	Automobiles & Components	S+9.10%, 1.00% Floor	14.44	2/19/2021	10/22/2025	1,402,284	1,394,936	1,007,303	0.19
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.34	9/1/2023	9/4/2029	7,618,535	7,478,211	7,477,316	1.37
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.50%, 0.75% Floor	10.81	1/19/2024	1/20/2031	2,303,263	2,258,343	2,257,977	0.41
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.50%, 0.75% Floor (1.00% on unfunded)	10.82	1/19/2024	1/20/2031	742,988	184,823	186,618	0.03
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Professional Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,591)	(3,644)	0.00
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,764,963	(25,093)	(51,255)	(0.01)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	11.35	9/1/2023	9/4/2029	1,063,447	342,368	341,893	0.06
GHX Ultimate Parent Corp⁽⁹⁾	1st Lien Term Loan	Healthcare	S+4.00%, 0.50% Floor	9.31	2/14/2024	8/23/2027	1,582,924	1,581,158	1,590,839	0.29
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	12.06	4/19/2023	4/19/2030	9,927,538	9,687,881	9,929,339	1.82
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.06	4/19/2023	4/19/2030	1,921,925	183,802	211,260	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾⁽²⁴⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	4/19/2023	4/19/2029	1,345,718	(33,962)	489	0.00
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	10.58	2/16/2024	8/11/2028	2,876,663	2,736,098	2,741,955	0.50
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³¹⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	14.83	10/26/2023	10/26/2028	18,743,362	18,230,302	18,567,815	3.41
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	13.06	9/6/2019	7/30/2024	25,025,353	24,989,919	24,878,371	4.57
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.28	10/17/2022	11/1/2025	14,926,857	14,756,192	14,753,377	2.71
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor	12.33	11/3/2021	11/5/2026	16,636,640	16,342,510	16,287,791	2.99
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(72,457)	109,271	0.02
Instructure Holdings Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+2.75%, 0.50% Floor	8.09	1/9/2024	10/30/2028	4,987,277	5,010,868	4,982,602	0.92
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.33	12/23/2022	12/31/2024	6,526,401	6,422,502	6,378,766	1.17
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	11.81	12/20/2023	11/9/2028	4,625,336	4,537,654	4,538,679	0.83
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(11,810)	(11,725)	0.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.49%	7/23/2021	7/23/2026	$18,146,838	$17,971,235	$17,191,835	3.16%
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.83	12/1/2022	5/29/2026	4,568,481	4,418,521	4,411,448	0.81
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.65%, 1.00% Floor	11.96	4/30/2021	4/30/2026	12,023,002	11,973,076	11,940,876	2.19
LMG Holdings⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Manufacturing	S+6.65%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026	690,670	(2,344)	(4,693)	0.00
Mad Engine Global, LLC⁽⁹⁾	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	12.56	6/30/2021	7/15/2027	11,250,000	11,069,855	8,259,356	1.52
Manchester Acquisition Sub LLC⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	11.24	11/16/2021	12/1/2026	6,401,457	6,199,148	5,987,689	1.10
Medline Borrower LP⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+2.75%, 0.50% Floor	8.08	12/27/2023	10/23/2028	5,437,543	5,470,790	5,448,092	1.00
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.31	5/31/2023	5/31/2030	16,806,328	16,493,711	16,864,142	3.10
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,505,185	(25,901)	(7,571)	0.00
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.07	11/17/2023	11/17/2028	13,840,101	13,447,676	13,562,928	2.49
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	991,056	(28,150)	(19,534)	0.00
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.25%, 1.00% Floor	11.69	6/30/2022	6/30/2027	8,666,736	8,545,684	8,605,207	1.58
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.46	10/26/2020	4/3/2026	11,513,678	11,350,437	11,275,060	2.07
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.46	10/26/2020	4/3/2026	5,793,112	5,707,592	5,673,915	1.04
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	12.47	10/26/2020	4/3/2026	1,486,897	1,437,251	1,416,445	0.26
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+9.10%, 1.00% Floor	14.41	3/19/2019	3/20/2026	1,994,931	1,985,692	1,708,988	0.31
Northstar Group Services Inc⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.61%, 1.00% Floor	10.94	9/29/2021	11/12/2026	9,290,314	9,265,269	9,288,363	1.71
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.71	6/30/2023	6/30/2027	21,290,551	20,926,662	20,790,402	3.82
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+7.10%, 0.50% Floor	12.48	5/17/2022	5/25/2027	9,668,309	9,362,961	9,698,571	1.78
Project Boost Purchaser LLC (JD Power/Autodata)⁽⁹⁾	1st Lien Term Loan	Software & Services	S+3.61%	8.94	1/9/2024	5/29/2026	6,981,723	7,006,405	6,991,951	1.28
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.59	8/31/2023	9/3/2030	7,922,127	7,791,616	7,793,111	1.43
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	11.58	8/31/2023	8/31/2028	642,704	380,245	380,039	0.07
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.07	3/27/2023	3/27/2028	759,702	738,636	746,527	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	11.57	11/30/2023	3/27/2028	1,693,649	461,722	463,857	0.09
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.06	3/27/2023	3/27/2028	5,279,785	5,137,778	5,188,224	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	14.25	3/27/2023	3/27/2028	457,124	140,651	144,565	0.03
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.33	6/21/2023	6/21/2029	12,508,614	12,166,789	11,957,816	2.20
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.33	6/21/2023	6/21/2029	1,164,025	714,598	691,793	0.13
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	11.06	2/18/2022	2/18/2029	3,781,071	3,723,945	3,776,787	0.69
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	11.06	2/18/2022	2/18/2029	945,268	461,028	471,563	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	11.08	2/18/2022	2/18/2029	236,317	91,230	94,259	0.02
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.50%, 0.75% Floor	11.81	5/11/2022	5/19/2028	18,849,605	18,557,821	15,374,209	2.83
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+7.40%, 1.00% Floor	12.74	1/22/2021	1/22/2027	21,063,491	20,850,658	20,487,552	3.76
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	11.17	1/12/2024	1/11/2030	15,161,402	14,796,089	14,791,183	2.72
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽²⁴⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(72,085)	(73,139)	(0.01)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	15.18	10/15/2020	10/15/2025	14,487,598	14,170,852	14,329,065	2.63
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	15.18	10/15/2020	10/15/2025	1,228,586	748,981	761,602	0.14

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.31%	3/1/2024	3/1/2030		$17,923,079	$17,326,243	$17,743,848	3.26%
Toll Northeast V Corporation⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial	5.50%	5.50	3/28/2024	3/28/2025		5,062,500	4,986,000	4,986,000	0.92
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.41	12/23/2021	12/31/2028		6,483,384	6,398,406	6,406,852	1.18
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.99	1/12/2023	4/5/2029		11,192,878	10,903,675	11,014,982	2.02
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.57	12/15/2023	4/1/2027		1,844,960	514,431	505,588	0.09
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Consumer Products	S+9.82%, 1.00% Floor	15.13	5/13/2022	5/13/2027		9,631,579	9,446,716	9,377,152	1.72
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.60%	13.93	6/2/2023	5/1/2024		4,349,159	4,349,159	4,479,634	0.82
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁷⁾	1st Lien Term Loan	Business Services	S+8.50%, 1.00% Floor	13.81	5/20/2021	5/20/2025		19,117,337	18,892,070	18,966,684	3.49
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+7.50%, 1.00% Floor	12.82	7/7/2023	7/7/2029		11,988,004	11,706,367	11,776,199	2.16
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²³⁾⁽²⁴⁾	1st Lien Revolver	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029		1,223,266	(27,394)	(21,556)	0.00
Total United States of America 1st Lien/Secured Loans									750,562,536	743,518,590	136.60
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	14.31	5/26/2023	5/26/2026		14,379,348	13,823,559	14,322,572	2.63
Total Australia 1st Lien/Secured Loans									13,823,559	14,322,572	2.63
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.04	12/3/2021	12/3/2027	C$	4,728,658	3,655,094	3,491,659	0.64
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.05	12/3/2021	12/3/2027	C$	1,054,205	814,594	778,430	0.14
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²³⁾	1st Lien Revolver	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	12/3/2021	12/3/2026	C$	414,683	13,825	(95)	0.00
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	C+8.00%, 0.75% Floor	13.42	10/21/2021	10/22/2027	C$	4,992,649	3,898,474	3,694,133	0.68
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	S+8.15%, 0.75% Floor	13.41	10/21/2021	10/22/2027		13,977,182	13,818,830	14,001,922	2.57
Total Canada 1st Lien/Secured Loans									22,200,817	21,966,049	4.03
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	18.33	12/15/2021	12/15/2026		6,832,252	6,764,941	6,776,201	1.25
Total Cayman Islands 1st Lien/Secured Loans									6,764,941	6,776,201	1.25
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	11.68	12/3/2021	12/15/2026		4,061,260	4,012,745	4,016,620	0.74
Total Netherlands 1st Lien/Secured Loans									4,012,745	4,016,620	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+8.51%, 0.75% Floor	13.84	6/9/2021	6/23/2026		5,785,278	5,542,579	5,681,635	1.04
Total Singapore 1st Lien/Secured Loans									5,542,579	5,681,635	1.04
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	SONIA+7.50%, 2.50% Floor	12.69	1/26/2024	2/6/2030		£4,207,040	5,202,958	5,166,411	0.95
Total United Kingdom 1st Lien/Secured Loans									5,202,958	5,166,411	0.95
Total 1st Lien/Secured Loans									808,110,135	801,448,078	147.24
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.07	11/19/2021	6/11/2028		2,572,287	2,545,464	2,276,756	0.42
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.07	6/10/2021	6/11/2028		3,333,333	3,298,941	2,950,366	0.54
Total United States of America 2nd Lien Term Loan									5,844,405	5,227,122	0.96
Total 2nd Lien/Secured Loans									5,844,405	5,227,122	0.96

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁵⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50%	3/28/2022	11/15/2026	$17,332,429	$15,976,413	$15,690,181	2.88%
Total United States of America Senior Secured Bonds								15,976,413	15,690,181	2.88
Japan
Universal Entertainment Corp⁽¹⁰⁾	Senior Secured Bonds	Gaming & Leisure	8.75%	8.75	10/29/2020	12/11/2024	20,298,000	21,814,213	21,878,098	4.02
Total Japan Senior Secured Bonds								21,814,213	21,878,098	4.02
United Kingdom
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026	£4,268,000	5,897,381	5,168,468	0.95
Total United Kingdom Senior Secured Bonds								5,897,381	5,168,468	0.95
Total Senior Secured Bonds								43,688,007	42,736,747	7.85
Subordinated and Unsecured Bonds
United States of America
Peloton Interactive Inc⁽¹⁰⁾	Senior Unsecured	Consumer Products	0.00%	0.00%	2/23/2024	2/15/2026	$1,359,000	1,107,750	1,148,355	0.21
Total Subordinated and Unsecured Bonds								1,107,750	1,148,355	0.21
Equities
United States of America
Beauty Health Co⁽²²⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	4,015,205	0.74
Impala RGIS Holdings LLC ⁽⁷⁾⁽²²⁾	Common Equities	Business Services	N/A	N/A	6/25/2020	N/A	325,652	1,057,475	9,076,354	1.67
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²²⁾	Common Equities	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	474,538	474,538	474,538	0.09
Total United States of America Equities								1,532,013	13,566,097	2.50
Total Equities								1,532,013	13,566,097	2.50
Total Non-Controlled/Non-Affiliated Investments								860,282,310	864,126,399	158.76%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽²⁹⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50	8/8/2023	11/9/2026	€9,995,793	10,841,240	10,137,393	1.86
Total 1st Lien/Secured Loans								10,841,240	10,137,393	1.86
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽²⁹⁾	Subordinated Bonds	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,587,379	3,849,891	3,421,852	0.63
Total Subordinated Debt								3,849,891	3,421,852	0.63
Total Non-Controlled/Affiliated Investments								14,691,131	13,559,245	2.49%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁰⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2024	11,812,195	11,812,195	11,809,833	2.17
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁰⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,124,081	1.13
Total 1st Lien/Secured Loans								17,937,195	17,933,914	3.30

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(28)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²²⁾⁽³⁰⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	$14,608,750	$6,141,660	1.13%
Total Equities								14,608,750	6,141,660	1.13
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²²⁾⁽³⁰⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,818,543	0.33
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²²⁾⁽³⁰⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³⁰⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$496,542	496,542	489,350	0.09
Total Trust Interest								3,650,016	2,307,893	0.42
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²²⁾⁽³⁰⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,006,500	13,356,027	2.45
Total Real Estate Properties								14,006,500	13,356,027	2.45
Total Controlled Investments								50,202,461	39,739,494	7.30%
Total Investments, March 31, 2024								$925,175,902	$917,425,138	168.55%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						75,425,559	75,425,559	75,425,559	13.86
Total Cash Equivalents and Restricted Cash Equivalents								$75,425,559	$75,425,559	13.86%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on March 31, 2024.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of March 31, 2024, the aggregate gross unrealized appreciation for all investments including derivatives where there was an excess of fair value over tax cost was $20.2 million; the aggregate gross unrealized depreciation for all investments including derivatives where there was an excess of tax cost over fair value was $28.6 million; the net unrealized depreciation was $8.4 million; the aggregate tax cost of securities for Federal income tax purposes was $923.8 million.
(5)
Percentage is based on net assets of $544,211,482 as of March 31, 2024.
(6)
The investment has an unfunded commitment as of March 31, 2024 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $144.1 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $413.6 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2024, qualifying assets totaled 84.1% of the Fund’s total assets.
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

March 31, 2024 (Unaudited)

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
(22)
Represents a non-income producing investment.
(23)
The negative fair value is the result of the original discount on the loan.
(24)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(25)
Investment, representing 1.7% of cost and 1.7% of fair value, respectively, was on non-accrual status as of March 31, 2024, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(26)
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
(27)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(28)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(29)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of March 31, 2024, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$10,592,982	$8,028	$—	$(463,617)	$—	$10,137,393	$350,927	$—	€9,995,793
Takko Fashion Sarl	Unsecured Bonds	†	$3,722,501	9,746	—	(310,395)	—	3,421,852	148,682	—	€3,587,379
Total			$14,315,483	$17,774	$—	$(774,012)	$—	$13,559,245	$499,609	$—

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

† At March 31, 2024, the subordinated debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

(30)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$13,655,955	$—	$—	$(299,928)	$—	$13,356,027	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,268,495	62,799	(9,890,407)	761,520	(202,407)	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	14,004,900	—	(2,187,805)	(7,262)	—	11,809,833	216,820	—	$11,812,195
SP-CREH 19 Highline LLC	Secured Loans	6,120,712	—	—	3,369	—	6,124,081	111,222	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	7,613,410	—	—	(1,471,750)	—	6,141,660	—	—	70%
TH Liquidating Trust	Trust Interest	1,818,543	—	—	—	—	1,818,543	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	466,903	22,777	—	(330)	—	489,350	22,812	—	$496,542
Total		$52,948,918	$85,576	$(12,078,212)	$(1,014,381)	$(202,407)	$39,739,494	$350,854	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2024 (Unaudited)

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

(31)
The Fund sold a participating interest of approximately $3.2 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $3.2 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses were included in participation expenses on the consolidated statements of operations.

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€4,900,000	$1,306	$22,453
UK Interest Rate Swaps	Receive	SOFR	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	$7,400,000	(67,594)	104,311
US Interest Rate Swaps	Receive	SONIA	Annual	4.202%	Annual	12/22/2025	Goldman Sachs	£5,200,000	(9,444)	55,494
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(92,224)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	92,582
Total										182,616
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(985,892)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(1,415,068)
Total										(2,400,960)
Total Interest Rate Swaps										$(2,218,344)
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	6/28/2024	$253,947	C$	342,322	809
Bank of America	6/28/2024	$100,000		€73,720	227
Bank of America	6/28/2024	$8,146,310		€11,051,537	(25,990)
Bank of America	6/28/2024	$347,000		€377,443	(1,728)
Bank of America	6/28/2024	$22,312,519		€20,459,164	160,308
Bank of America	6/28/2024	$10,540,537		£8,287,726	73,707
Total					$207,333

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³⁰⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50	8/8/2023	11/9/2026	€9,995,793	$10,833,210	$10,592,982	1.96%
Total 1st Lien/Secured Loans								10,833,210	10,592,982	1.96
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³⁰⁾	Subordinated Bonds	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,587,379	3,840,147	3,722,501	0.69
Total Subordinated Debt								3,840,147	3,722,501	0.69
Total Non-Controlled/Affiliated Investments								14,673,357	14,315,483	2.65%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	14,000,000	14,000,000	14,004,900	2.59
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,120,712	1.13
Total 1st Lien/Secured Loans								20,125,000	20,125,612	3.72
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²³⁾⁽³¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	7,613,410	1.41
Total Equities								14,608,750	7,613,410	1.41
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,818,543	0.34
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³¹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$473,766	473,766	466,903	0.09
Total Trust Interest								3,627,240	2,285,446	0.43
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,006,500	13,655,955	2.53
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Industrial	N/A	N/A	12/14/2021	N/A	90%	10,030,014	9,268,495	1.72
Total Real Estate Properties								24,036,514	22,924,450	4.25
Total Controlled Investments								62,397,504	52,948,918	9.81%
Total Investments, December 31, 2023								$885,470,822	$876,197,259	162.15%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						101,331,843	101,331,843	101,331,843	18.75
Total Cash Equivalents and Restricted Cash Equivalents								$101,331,843	$101,331,843	18.75%

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received/(Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.333%	Annual	4/20/2025	Goldman Sachs	€4,700,000	$3,777	$(13,503)
US Interest Rate Swaps	Pay	SOFR	Annual	4.106%	Annual	10/6/2024	Goldman Sachs	$(2,100,000)	—	(19,190)
US Interest Rate Swaps	Receive	SOFR	Annual	4.012%	Annual	9/20/2024	Goldman Sachs	$20,470,000	(89,917)	221,733
US Interest Rate Swaps	Pay	SOFR	Annual	3.590%	Annual	10/6/2027	Goldman Sachs	$(1,840,000)	1,811	(11,954)
US Interest Rate Swaps	Receive	SOFR	Annual	3.444%	Annual	9/20/2027	Goldman Sachs	$3,760,000	112,154	54,212
US Interest Rate Swaps	Receive	SOFR	Annual	3.927%	Annual	9/28/2027	Goldman Sachs	$2,500,000	—	(15,952)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£6,000,000	(52,439)	33,227
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(150,645)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	150,724
Total										248,652
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(577,564)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(726,157)
Total										(1,303,721)
Total Interest Rate Swaps										$(1,055,069)
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

Silver Point Specialty Credit Fund Management, LLC, a Delaware limited liability company, serves as the Fund’s investment adviser and administrator (the “Adviser”). Subject to the supervision of the Fund’s Board of Trustees ("Board of Trustees", the "Board" or the "Trustees"), the Adviser manages the day-to-day operations and provides the Fund with investment advisory and management services. The Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to the Fund and to its portfolio companies as required.

As approved in 2023 by the Board and the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”), the Fund has extended its investment period through June 30, 2025 and maintains the existing advisory fee structure through the extended investment period. The Fund has agreed to provide Shareholders liquidity following the end of the Fund’s investment period by arranging the sale of shares of the Fund, at a price not less than net asset value per share, or the Fund will commence an orderly wind down at that time.

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of March 31, 2024 and for each of the three months ended March 31, 2024 and March 31, 2023 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2023. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of March 31, 2024 and December 31, 2023, cash was $10.6 million and $7.9 million, respectively, and cash equivalents were $38.3 million and $18.0 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $1.1 million and $1.4 million, respectively, and is included in interest income on the consolidated statements of operations. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the credit facility with Deutsche Bank AG and the 2021 Debt Securitization (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of March 31, 2024 and December 31, 2023, restricted cash was $6.7 million and $5.8 million, respectively, and restricted cash equivalents were $37.2 million and $83.3 million, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to certain restrictions.

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of March 31, 2024 and December 31, 2023, due from broker consists of approximately $4.7 million and $5.1 million of cash collateral, respectively.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended March 31, 2024 and March 31, 2023, non-cash interest income related to such accretion amounted to $1.7 million and $2.2 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Derivatives and Hedging

In the normal course of business, the Fund has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. The Fund recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements, pursuant to ASC Topic 815 Derivatives and Hedging.

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

The Fund may also enter into foreign currency forward contracts, under which the Fund agrees to recover or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. The foreign currency forward contracts are recorded at fair value. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Fund does not utilize hedge accounting for these contracts and as such, realized and unrealized gains and losses on foreign currency forward contracts are presented respectively on the consolidated statements of operations.

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

Deferred Financing Costs and Debt Issuance Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Fund’s borrowings. For revolving credit facilities, these amounts are capitalized as an asset within the consolidated statements of assets and liabilities and are amortized using the straight-line methodology over the expected term of the borrowing which is generally expected to be at the end of the revolving period. The Fund records costs related to the issuance of term debt obligations as debt issuance costs. These

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings ("IPO costs"). IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the three months ended March 31, 2024 and March 31, 2023, deferred offering costs of zero and $1.3 million were written off, respectively, and were included in the consolidated statements of operations.

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

There were no investments other than cash equivalents classified within level 1 as of March 31, 2024 or December 31, 2023. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three months ended March 31, 2024 and March 31, 2023, there were no such taxes withheld. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three months ended March 31, 2024 and March 31, 2023, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2020. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three months ended March 31, 2024 and March 31, 2023, there were no material interest and penalties.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter, payable quarterly in arrears. At March 31, 2024 and December 31, 2023, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, the Management Fees incurred were $1.0 million and $1.0 million, respectively.

Incentive Compensation

Incentive Compensation consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Compensation is based on income (“Income Incentive Compensation”), and a portion is based on capital gains (“Capital Gains Incentive Compensation”).

Income Incentive Compensation

Income Incentive Compensation is calculated and payable to the Adviser quarterly in arrears based on the amount by which Pre-Incentive Compensation Net Investment Income (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (the "Trailing Twelve Quarters") exceeds the Hurdle Rate Amount (as defined below). The amount of Income Incentive Compensation paid to the Adviser for a particular calendar quarter equals the excess, if any, of the Income Incentive Compensation so calculated less the aggregate Income Incentive Compensation that was paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. Income Incentive Compensation is calculated and paid as follows:

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

For the three months ended March 31, 2024 and March 31, 2023, the Income Incentive Compensation was $2.8 million and $2.2 million, respectively.

Capital Gains Incentive Compensation

Capital Gains Incentive Compensation is determined in arrears at the end of each Fiscal Year and is equal to 15% of the Fund’s cumulative capital gains (without giving consideration to any unrealized gains) since inception through the end of such Fiscal Year, less the amount of any Capital Gains Incentive Compensation previously paid.

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

For the three months ended March 31, 2024 and March 31, 2023, there was no Capital Gains Incentive Compensation.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As applicable, following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount will be equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative capital gains (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination of the Clawback Amount. At March 31, 2024 and December 31, 2023, the Clawback Amount was approximately $5.2 million and $5.3 million, respectively, on a hypothetical liquidation basis and was included in incentive compensation clawback in the consolidated statements of assets and liabilities; for the three months ended March 31, 2024 and March 31, 2023, the change in Clawback Amount was a reversal of $0.1 million and zero, respectively, and was included in the consolidated statements of operations.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended March 31, 2024 and March 31, 2023, the Fund incurred approximately $0.5 million and $0.5 million, respectively, in related party administration fees. As of March 31, 2024 and December 31, 2023, the related party administration fee payables were $0.3 million and $0.9 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of March 31, 2024 and December 31, 2023, the Fund owed less than $0.1 million to an affiliate, respectively.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both March 31, 2024 and December 31, 2023.
4.
Investments

Investments consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$880,576,577	$872,256,132	95.08%	$832,459,172	$821,876,284	93.80%
Second lien debt	5,844,405	5,227,122	0.57	5,841,524	5,737,355	0.65
Subordinated and unsecured debt	4,957,641	4,570,207	0.50	3,840,147	3,722,501	0.43
Equities	16,140,763	19,707,757	2.15	15,666,225	19,651,223	2.24
Real estate properties	14,006,500	13,356,027	1.45	24,036,514	22,924,450	2.62
Trust interest	3,650,016	2,307,893	0.25	3,627,240	2,285,446	0.26
Total	$925,175,902	$917,425,138	100.00%	$885,470,822	$876,197,259	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund invested primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At March 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.3% and 5.8% of the investment portfolio, respectively. At December 31, 2023, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 6.1% of the investment portfolio, respectively.

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	March 31, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$47,975,951	$47,640,431	5.19%	$48,396,220	$48,099,240	5.49%
Airline & Airport Services	23,039,136	22,527,099	2.46	30,389,326	28,796,535	3.29
Automobiles & Components	25,695,037	24,791,439	2.70	25,738,411	24,683,287	2.82
Business Services	67,153,860	75,544,005	8.23	67,182,830	75,689,581	8.64
Consumer Apparel	11,069,855	8,259,356	0.90	11,132,024	7,977,047	0.91
Consumer Brands	4,721,790	4,450,943	0.49	1,976,776	1,486,224	0.17
Consumer Products	56,085,350	56,483,229	6.16	54,892,119	55,167,012	6.30
Consumer Services	—	4,015,205	0.44	—	2,724,166	0.31
E-Commerce	32,057,915	31,010,844	3.38	31,992,883	30,855,647	3.52
Food Products	6,140,837	6,209,052	0.68	6,138,093	6,192,250	0.71
Gaming & Leisure	44,734,475	44,740,564	4.88	37,137,631	37,184,004	4.24
Government Services	9,490,924	9,489,581	1.03	9,481,835	9,481,685	1.08
Healthcare	1,581,158	1,590,839	0.17	—	—	—
Healthcare Equipment & Supplies	24,965,832	25,235,089	2.75	25,809,151	26,012,786	2.97
Healthcare Providers & Services	57,606,382	55,948,921	6.10	57,079,197	56,431,644	6.44
Healthcare Technology	3,418,856	3,419,677	0.37	3,415,978	3,415,394	0.39
Industrial	4,986,000	4,986,000	0.54	10,030,014	9,268,495	1.06
Industrial Products & Services	79,408,504	79,924,989	8.71	58,109,461	58,217,883	6.64
Manufacturing	20,463,278	20,566,360	2.24	20,498,530	20,662,134	2.36
Media: Diversified & Production	21,053,248	20,822,759	2.27	20,695,272	20,571,567	2.35
Multi-Family	32,545,945	24,075,574	2.62	34,733,750	27,739,022	3.17
Oilfield Services	36,054,355	36,688,606	4.00	22,100,505	22,419,314	2.56
Paper & Packaging	20,926,662	20,790,402	2.27	21,470,939	21,334,179	2.43
Pharmaceuticals & Life Sciences	31,973,871	32,248,242	3.52	32,161,242	32,138,752	3.67
Professional Services	12,277,296	12,582,039	1.37	15,001,962	15,309,398	1.75
Real Estate Development & Management	32,166,806	32,083,210	3.50	32,109,636	32,029,404	3.66
Restaurants	4,813,350	4,799,534	0.52	4,821,898	4,771,971	0.54
Software & Services	68,781,712	69,054,674	7.53	54,210,703	54,110,825	6.18
Specialty Chemicals	24,756,969	21,361,898	2.33	24,920,593	23,092,983	2.64
Specialty Retail	14,691,131	13,559,245	1.48	19,198,473	18,018,412	2.06
Technology	63,071,387	63,048,466	6.87	62,983,511	62,333,824	7.11
Technology Hardware & Equipment	19,285,670	19,285,992	2.10	19,496,461	19,509,535	2.23
Telecommunications	18,532,344	17,882,981	1.95	18,538,158	18,187,613	2.08
Other	3,650,016	2,307,893	0.25	3,627,240	2,285,446	0.23
Total	$925,175,902	$917,425,138	100.00%	$885,470,822	$876,197,259	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of March 31, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	March 31, 2024			December 31, 2023
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$13,823,559	$14,322,572	1.56%	$13,976,874	$14,342,616	1.64%
Canada	22,200,817	21,966,049	2.39	20,018,815	19,801,331	2.26
Cayman Islands	6,764,941	6,776,201	0.74	6,654,716	6,593,452	0.75
Germany	10,841,240	10,137,393	1.11	10,833,210	10,592,982	1.21
Japan	21,814,213	21,878,098	2.38	21,724,350	21,790,631	2.49
Luxembourg	3,849,891	3,421,852	0.37	3,840,147	3,722,501	0.42
Netherlands	4,012,745	4,016,620	0.44	4,018,972	4,024,546	0.46
Singapore	5,542,579	5,681,635	0.62	5,532,092	5,278,269	0.60
United Kingdom	11,100,339	10,334,879	1.13	13,396,843	11,702,171	1.34
United States of America	825,225,578	818,889,839	89.26	785,474,803	778,348,760	88.83
Total	$925,175,902	$917,425,138	100.00%	$885,470,822	$876,197,259	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of March 31, 2024.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$124,602,288	$710,144,219	$834,746,507
Secured bonds	—	42,736,747	—	42,736,747
Subordinated and unsecured debt	—	4,570,207	—	4,570,207
Equities	—	4,015,205	15,692,552	19,707,757
Trust interest	—	—	2,307,893	2,307,893
Real estate properties	—	—	13,356,027	13,356,027
Total investments	$—	$175,924,447	$741,500,691	$917,425,138

Cash-related Assets:
Cash and cash equivalents	$48,903,292	$—	$—	$48,903,292
Restricted cash and cash equivalents	43,876,639	—	—	43,876,639
Foreign cash held at banks	584,478	—	—	584,478
Total	$93,364,409	$—	$—	$93,364,409

Derivative Assets
Interest rate swaps	$—	$274,840	$—	$274,840
Foreign currency forward contracts	—	235,051	—	235,051
Total	$—	$509,891	$—	$509,891

Derivative Liabilities
Interest rate swaps	$—	$(2,493,184)	$—	$(2,493,184)
Foreign currency forward contracts	—	(27,718)	—	(27,718)
Total	$—	$(2,520,902)	$—	$(2,520,902)

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

The following table includes a roll forward of the amounts for the three months ended March 31, 2024 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2024	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Transfer in	—	—	—	—	—	—
Transfer out(1)	(6,140,311)	—	(2,724,166)	—	—	(8,864,477)
Accretion/amortization of discounts/premiums	1,369,604	—	—	—	—	1,369,604
Interest paid-in-kind	2,047,208	—	—	22,777	—	2,069,985
Purchases(2)	53,536,401	—	474,538	—	62,799	54,073,738
Sales, paydowns and resolutions(2)	(18,439,140)	—	—	—	(9,890,407)	(28,329,547)
Net realized gain/(loss)	(835,393)	—	—	—	(202,407)	(1,037,800)
Net change in unrealized appreciation/(depreciation)	1,926,989	—	(1,709,043)	(330)	461,592	679,208
Balance at March 31, 2024	$710,144,219	$—	$15,692,552	$2,307,893	$13,356,027	$741,500,691
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2024	$1,298,061	$—	$(1,709,043)	$(330)	$(299,928)	$(711,240)
(1)
Investments were transferred out from level 3 to level 2 due to existence of significant observable inputs.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the three months ended March 31, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,662,008	—	—	—	—	1,662,008
Interest paid-in-kind	563,942	—	—	15,402	—	579,344
Purchases(2)	31,444,095	—	709,321	—	304,146	32,457,562
Sales, paydowns and resolutions(2)	(34,557,625)	—	(17,434)	—	—	(34,575,059)
Net realized gain/(loss)	19,675	—	17,434	—	—	37,109
Net change in unrealized appreciation/(depreciation)	(1,707,225)	—	1,111,300	(224)	(676,482)	(1,272,631)
Balance at March 31, 2023	$623,094,900	$—	$17,878,054	$2,287,902	$8,927,911	$652,188,767
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2023	$(1,592,639)	$—	$1,111,300	$(224)	$(676,482)	$(1,158,045)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

All realized gains (losses) and change in unrealized appreciation (depreciation) in the tables above are reflected in the accompanying consolidated statements of operations. Transfers between levels, if any, are recognized at the beginning of each reporting period.

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at March 31, 2024	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$668,034,937	Income Approach	Yield	6.5% - 20.7% (13.6%)	Decrease
			Expected Term(2)	0.1 yrs. - 3.0 yrs. (1.5 yrs.)	Decrease
	42,109,282	Recent Transaction	N/A	N/A	N/A
Equities	6,141,660	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	0.4 yrs.	Decrease
	9,076,354	Market Comparables	Earnings Multiple	6.6x	Increase
	474,538	Recent Transaction	N/A	N/A	N/A
Real Estate Properties	13,356,027	Income Approach	Discount Rate	12.0%	Decrease
			Expected Term(2)	1.0 yrs.	Decrease
Trust Interest	2,307,893	Asset Approach	Recovery Rate	3.5%	Increase
Total Level 3 Investments	$741,500,691
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of March 31, 2024.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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
6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of March 31, 2024 and December 31, 2023, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 214% and 219%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of March 31, 2024 and December 31, 2023, approximately $43.8 million and $20.4 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	March 31, 2024
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,781,000	$100,453,750	S+1.72%	7.30%
Class A-1a Notes	104,500,000	104,500,000	104,271,145	104,974,169	S+1.72%	7.30%
Class A-1b Notes	7,500,000	7,500,000	7,483,575	7,085,911	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,986,860	6,033,017	S+1.90%	7.48%
Class A-2b Notes	10,000,000	10,000,000	9,978,100	9,103,027	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,982,480	8,052,229	S+2.00%	7.58%
Class B-2 Notes	8,000,000	8,000,000	7,982,480	7,267,974	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,903,640	44,202,552	S+3.00%	8.58%
Total 2021 CLO	$288,000,000	$288,000,000	$287,369,280	$287,172,629		7.10%

	December 31, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,683,339	$99,350,000	S+1.72%	7.38%
Class A-1a Notes	104,500,000	104,500,000	104,169,090	103,820,750	S+1.72%	7.38%
Class A-1b Notes	7,500,000	7,500,000	7,476,250	6,961,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,981,000	6,015,000	S+1.90%	7.56%
Class A-2b Notes	10,000,000	10,000,000	9,968,334	9,179,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,974,667	7,916,800	S+2.00%	7.66%
Class B-2 Notes	8,000,000	8,000,000	7,974,667	7,163,200	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,860,670	43,062,800	S+3.00%	8.66%
Total 2021 CLO	$288,000,000	$288,000,000	$287,088,017	$283,469,050		7.17%
(1)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(2)
During 2023, the 2021 CLO transitioned to SOFR, including an applicable spread adjustment of 0.26%, as the base rate for the floating tranches.

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

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund's investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. The Fund receives fixed rate interest at 4.00% and pays variable rate interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps). These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. As a result of these swaps, the Fund's effective interest rate on the 2026 Notes is SOFR plus 4 basis points during the swaps' outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. Income and expenses generated by the hedging swaps are included as a component of total interest expense on the Fund's consolidated statements of operations. The change in fair value of the interest rate swaps are offset by the changes in carrying value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables present the details of the Fund’s borrowings as of March 31, 2024 and December 31, 2023:

	March 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$43,774,938	$43,774,938	$43,774,938	S+2.85%	8.19%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,369,280	287,172,629	Various	7.10%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	141,624,226	132,095,000	4.00%	4.00%	11/4/2026
Total	$533,000,000	$476,774,938	$472,768,444	$463,042,567

	December 31, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$20,374,938	$20,374,938	$20,374,938	S+2.85%	8.18%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,088,017	283,469,050	Various	7.17%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	142,267,401	131,007,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$453,374,938	$449,730,356	$434,851,488
(1)
Interest rate as of March 31, 2024 and December 31, 2023 was 3-Month SOFR+2.85%. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of March 31, 2024 and December 31, 2023 were calculated using the weighted average interest rate based on the 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
As of March 31, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $1.6 million and unamortized debt issuance costs of $1.8 million, respectively. As of December 31, 2023, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.7 million and unamortized debt issuance costs of $2.0 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of March 31, 2024 and December 31, 2023, under hedge accounting as described above.

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of March 31, 2024 and December 31, 2023.

The components of the Fund's interest and financing expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31,
	2024	2023
Stated interest expense	$8,229,520	$7,089,544
Unfunded fees	105,412	278,275
Amortization of deferred financing costs and debt issuance costs	576,771	670,095
Net change in unrealized appreciation/(depreciation) on effective interest rate swaps and hedged item(1)	7,392	—
Total interest expense(2)	$8,919,095	$8,037,914
Weighted average interest rate(3)	7.65%	6.97%
Average borrowings	$468,974,938	$467,449,938
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of March 31, 2024 and December 31, 2023, only cash was pledged by the Fund as collateral under the Derivative Agreements and was included in due from broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31,
Average notional value(1)	2024	2023
Interest Rate Swaps(2), hedge accounting	$145,000,000	$—
Interest Rate Swaps(2), non-hedge accounting	21,078,337	40,150,983
Foreign Currency Forward Contracts(3)	40,317,747	37,427,292
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
March 31, 2024
Interest Rate Swaps, hedge accounting(1)	$—	$2,400,960	$(2,400,960)	$2,400,960	$—
Interest Rate Swaps, non-hedge accounting(2)	274,840	92,224	182,616	(182,616)	—
Foreign Currency Forward Contracts	235,051	27,718	207,333	1,130,000	1,337,333
December 31, 2023
Interest Rate Swaps, hedge accounting(1)	$—	$1,303,721	$(1,303,721)	$1,303,721	$—
Interest Rate Swaps, non-hedge accounting	459,896	211,244	248,652	(206,056)	42,596
Foreign Currency Forward Contracts(3)	—	764,756	(764,756)	764,756	—
(1)
Over collateralization of $1.7 million and $1.7 million is excluded from Collateral (Received)/Pledged at March 31, 2024 and December 31, 2023, respectively.
(2)
Over collateralization of $(0.3) million is excluded from Collateral (Received)/Pledged at March 31, 2024.
(3)
Over collateralization of $1.5 million is excluded from Collateral (Received)/Pledged at December 31, 2023.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(100,715)	$(225,040)
Interest rate swaps	352,189	32,069
Total net realized gain (loss) on derivative contracts	$251,474	$(192,971)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$972,089	$(399,932)
Interest rate swaps	(66,036)	(626,085)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$906,053	$(1,026,017)

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

A summary of the composition of the Fund’s unfunded commitments as of March 31, 2024 and December 31, 2023 is shown in the table below:

Portfolio Company	Investment Type	March 31, 2024	December 31, 2023
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	878,780	878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	1,158,461	892,015
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	461,210	838,565
Artisan Bidco Inc	1st Lien Revolver	1,170,535	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Delayed Draw Term Loan	4,817,068	—
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	—
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Dye & Durham Corp	1st Lien Revolver	306,288	187,880
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	549,068	—
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,764,963	2,764,963
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	701,875	850,758
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	1,345,718	595,961
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	121,421	121,421
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LMG Holdings	1st Lien Revolver	690,670	690,670
Mercury Bidco LLC	1st Lien Revolver	1,505,185	1,505,185
MIS Acquisition, LLC	1st Lien Revolver	991,056	991,056
National Dentex Corp	1st Lien Revolver	29,738	371,724
Recorded Books Inc (RB Media)	1st Lien Revolver	252,491	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	1,211,467	1,693,649
SBP Holdings LP	1st Lien Revolver	304,750	457,124
SBP Holdings LP	1st Lien Delayed Draw Term Loan	—	65,978
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	141,790	236,317
STV Group, Inc	1st Lien Revolver	—	520,000
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	—
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	453,539	84,750
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	1,314,141	1,621,129
Wrangler Topco, LLC	1st Lien Revolver	1,223,266	1,223,266
Total		$38,847,741	$27,917,449

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by the Adviser and its affiliates were named as defendants in a lawsuit asserting tortious interference, filed in a United States bankruptcy court. The Fund intends to vigorously defend against these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however, management does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund's consolidated financial statements.

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

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Three Months Ended March 31,
	2024	2023
Per Share Data(1)
Net asset value, beginning of period	$14.64	$14.39
Net investment income	0.42	0.35
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	0.04	(0.02)
Total from operations	0.46	0.33
Dividends declared from net investment income	(0.35)	(0.33)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	0.11	(0.00)
Net asset value, end of period	$14.75	$14.39
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(2)(6)	3.11%	2.29%
Ratios to average net assets(3)(5)
Interest and financing related expenses	6.62%	6.14%
Other operating expenses(7)	2.16%	2.11%
Incentive compensation, net of clawback(6)	0.54%	0.42%
Offering costs write off(6)	—	0.24%
Total expenses	9.32%	8.91%
Net investment income	13.25%	11.74%
Net assets, end of period	$544,211,482	$530,957,630
Portfolio turnover rate(4)	3.51%	4.02%
Weighted-average debt outstanding	468,974,938	467,449,938
Weighted-average interest rate on debt(8)	7.65%	6.97%
Weighted-average shares outstanding	36,907,451	36,907,451

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

On May 2, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on May 10, 2024, for Shareholders of record on March 31, 2024.

On May 9, 2024, the Fund entered into the Amended and Restated Master Servicing Agreement with U.S. Bank Global Fund Services, LLC to revise and streamline certain terms for the sub-administration services provided to the Fund.

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

Overview

The Fund was originally formed on July 31, 2014 as a Delaware limited partnership and started operations on July 1, 2015. The Fund converted into a statutory trust organized under the laws of the state of Maryland on November 15, 2021. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act") and to be treated as a partnership for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of March 31, 2024, the portfolio median EBITDA for our portfolio companies was approximately $85.5 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through March 31, 2024, we have invested approximately $3.5 billion in 239 portfolio companies, excluding any subsequent exits or repayments. As of March 31, 2024, the fair value of our portfolio was invested approximately 95.1% in first lien secured debt, 0.6% in second lien debt, 0.5% in subordinated and unsecured debt, 2.1% in equity investments and 1.7% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $29.6 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of March 31, 2024, the fair value of the Fund’s total assets was comprised of approximately 84.1% of “qualifying assets.”

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

Portfolio and Investment Activity

As of March 31, 2024 and December 31, 2023, we had investments in 87 and 81 portfolio companies, respectively, with an aggregate fair value of $917.4 million and $876.2 million, respectively; our portfolio had an average portfolio company investment size of $10.5 million and $10.8 million based on fair value, respectively. For the three months ended March 31, 2024 and March 31, 2023, our average investment portfolio size based on fair value was $896.9 million and $807.7 million respectively.

The table below summarizes our investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$880.6	$872.3	95.1%	$832.5	$821.9	93.8%
Second-lien debt	5.8	5.2	0.6%	5.8	5.7	0.7%
Subordinated and Unsecured Debt	5.0	4.5	0.5%	3.8	3.7	0.4%
Equities	16.1	19.7	2.1%	15.7	19.7	2.2%
Other investments	17.7	15.7	1.7%	27.7	25.2	2.9%
Total	$925.2	$917.4	100.0%	$885.5	$876.2	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$909.2	98.3%	$901.7	98.3%	$869.5	98.2%	$860.5	98.2%
Non-accrual(1)	16.0	1.7%	15.7	1.7%	16.0	1.8%	15.7	1.8%
Total	$925.2	100.0%	$917.4	100.0%	$885.5	100.0%	$876.2	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended March 31, 2024, we funded $58.6 million in 9 new portfolio companies and $10.4 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.4 years. For the same period, we received $(31.5) million of aggregate repayments, paydowns and sales.

For the three months ended March 31, 2023, we funded $26.3 million in 3 new portfolio company and $6.2 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 6.3 years. For the same period, we received $(50.9) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended March 31, 2024 and March 31, 2023 is presented below:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Investment funded:
New purchases	$58.6	$26.3
Follow-ons	10.4	6.2
Total	$69.0	$32.5
Investments funded(1):
First-lien debt	$67.3	$31.5
Second-lien debt	—	—
Other debt	1.1	—
Equities	0.5	0.7
Other investments	0.1	0.3
Total	$69.0	$32.5
Investments sold or repaid(1):
First-lien debt	$(26.6)	$(50.8)
Second-lien debt	—	(0.1)
Other secured debt	—	—
Equities	—	—
Other investments	(4.9)	—
Total	$(31.5)	$(50.9)
Number of new investment commitments in new portfolio companies	9	3
Average new investment fundings in new portfolio companies	$6.5	$8.8
Weighted average term (years) for new investments in new portfolio companies	5.4	6.3
Percentage of new floating rate debt investments at fair value	100.0%	100.0%
Weighted average yield of new investments at fair value	11.1%	12.8%
Weighted average spread over SOFR of new floating rate investments at fair value	5.4%	7.4%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average yield of portfolio	12.3%	12.5%
Weighted average yield of performing debt investments	13.1%	13.4%
Weighted average interest rate of performing debt investments	12.3%	12.5%
Weighted average spread over SOFR of floating rate performing investments	7.1%	7.2%

Results of Operations

Operating results for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Total investment income	$30.4	$27.0
Less: Total expenses	14.8	14.3
Net investment income	15.6	12.7
Net realized gain (loss)	(1.4)	(1.3)
Net change in unrealized gain (loss)	2.5	0.8
Net increase (decrease) in net assets resulting from operations	$16.7	$12.2

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest income, excluding PIK interest	$28.7	$26.4
PIK interest income	1.7	0.6
Other income	—	—
Total investment income	$30.4	$27.0

For the three months ended March 31, 2024, total investment income of $30.4 million increased by approximately $3.4 million from $27.0 million for the three months ended March 31, 2023, primarily due to an increase in interest income (excluding PIK) of $2.3 million. The increase in interest income (excluding PIK) was primarily driven by an increase in average portfolio size of $89.1 million at fair value.

Expenses

Operating expenses for the three months ended March 31, 2024 and March 31, 2023 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Interest and financing expenses	$8.9	$8.0
Management fee	1.0	1.0
Income incentive compensation	2.8	2.2
Incentive compensation clawback	0.1	—
Professional fees	0.7	0.7
Administration fees	0.6	0.6
Participation expenses	0.1	—
Trustee fees	0.1	0.1
Offering costs write off	—	1.3
Other general and administrative expenses	0.5	0.4
Total expenses	$14.8	$14.3

For the three months ended March 31, 2024, total expenses increased $0.5 million to $14.8 million from $14.3 million for the three months ended March 31, 2023. Interest and financing expenses for the three months ended March 31, 2024 increased $0.9 million over prior period, primarily due to an increase in weighted average borrowing costs of approximately 68 basis points, driven primarily by an increase in base rates and an increase in average debt of $1.5 million. Additionally, for the three months ended March 31, 2024, Income Incentive Compensation increased approximately $0.6 million. These increases were partially offset by the nonrecurring deferred offering costs write off of $1.3 million for the three months ended March 31, 2023.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31,
($ in millions)	2024	2023
Net realized gain (loss):
Investments	$(1.6)	$(1.5)
Foreign currency ("FX") transactions and FX forward contracts	(0.2)	0.1
Interest rate swaps	0.4	0.1
Total net realized gain (loss)	(1.4)	(1.3)
Net change in unrealized appreciation (depreciation):
Investments	1.5	1.7
Translation in FX and FX forward contracts	1.1	(0.4)
Interest rate swaps	(0.1)	(0.6)
Total net change in unrealized appreciation (depreciation)	$2.5	$0.7

Net Realized Gain (Loss)

For the three months ended March 31, 2024 and March 31, 2023, net realized gain (loss) on investments was $(1.6) million and $(1.5) million, respectively, primarily driven by exit in three portfolio company investments and one portfolio company, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended March 31, 2024 and March 31, 2023, net change in unrealized appreciation (depreciation) on investments was $1.5 million and $1.7 million, respectively. For the three months ended March 31, 2024, we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $8.1 million, primarily driven by one portfolio company with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(6.6) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended March 31, 2023, we had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $7.9 million, primarily driven by four portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(6.2) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through March 31, 2024, we have fully exited investments in 152 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.4%, or unlevered internal rate of return (net of expenses) of 10.3%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the 1940 Act.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2024 and December 31, 2023, our asset coverage ratio was 214% and 219%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of March 31, 2024 and December 31, 2023, our unfunded portfolio commitments were approximately $38.8 million and $27.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of March 31, 2024, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2024, we had approximately $56.2 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of March 31, 2024, we had $93.4 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the three months ended March 31, 2024, cash used in operating activities was $(36.4) million, primarily driven by payments for the purchase of investments of $(68.9) million, net change in unsettled transactions of $(11.6) million and other operating activity of $(4.1) million, partially offset by proceeds from sales, paydowns and resolutions of investments of $31.5 million and an increase in net assets resulting from operations of $16.7 million. Lastly, cash generated by financing activities was $10.5 million, primarily due to net proceeds from borrowings of $23.4 million, partially offset by dividends paid of $(12.9) million.

Contractual Obligations

As of March 31, 2024, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2021 CLO	$288.0	$—	$—	$—	$288.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	43.8	—	—	43.8	—
Total Contractual Obligations	$476.8	$—	$145.0	$43.8	$288.0

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

	March 31, 2024
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	7.30%
Class A-1a Notes	104.5	104.5	S+1.72%	7.30%
Class A-1b Notes	7.5	7.5	2.45%	2.45%
Class A-2a Notes	6.0	6.0	S+1.90%	7.48%
Class A-2b Notes	10.0	10.0	2.81%	2.81%
Class B-1 Notes	8.0	8.0	S+2.00%	7.58%
Class B-2 Notes	8.0	8.0	2.94%	2.94%
Class C Notes	44.0	44.0	S+3.00%	8.58%
Total 2021 CLO	$288.0	$288.0		7.10%
(1)
During 2023, the 2021 CLO transitioned to SOFR, including an applicable spread adjustment of 0.26%, as the base rate for the floating tranches.

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

Revolving Credit Facility

On October 17, 2017, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent and U.S. Bank National Association as collateral agent.

As of March 31, 2024, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of March 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2024	December 31, 2023
First Lien Secured Debt	$38.5	$27.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$38.8	$27.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

See Note 2 and Note 5 to the consolidated financial statements for more information on our valuation process, as well key assumptions and inputs used in valuation of level 3 investments period over period.

Recent Developments

On May 2, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on May 10, 2024, for Shareholders of record on March 31, 2024.

On May 9, 2024, the Fund entered into the Amended and Restated Master Servicing Agreement with U.S. Bank Global Fund Services, LLC to revise and streamline certain terms for the sub-administration services provided to the Fund.

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

As of March 31, 2024, approximately 92.1% of our total debt investments at fair value (or 93.8% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 96.1% of our performing debt investments based on fair value were effectively floating rate investments as of March 31, 2024. Our Revolving Credit Facility and a majority of the 2021 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of March 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	March 31, 2024
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$24.6	$(13.6)	$11.0
Up 200 basis points	16.4	(9.0)	7.4
Up 100 basis points	8.2	(4.5)	3.7
Up 50 basis points	4.1	(2.3)	1.8
Down 50 basis points	(4.2)	2.3	(1.9)
Down 100 basis points	(8.3)	4.5	(3.8)
Down 200 basis points	(16.5)	9.0	(7.5)
Down 300 basis points	(24.1)	13.5	(10.6)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Fund and certain other funds managed by the Adviser and its affiliates were named as defendants in a lawsuit asserting tortious interference, filed in a United States bankruptcy court. The Fund intends to vigorously defend against these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however, management does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund's consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors contained in "Item 1A. Risk Factors" in our most recent annual report on Form 10-K, filed with the SEC on March 21, 2024 (our "Form 10-K"), each of which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023).
10.1	Third Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023).
10.2	Amended and Restated Mater Servicing Agreement between the Fund and U.S. Bank Global Fund Services, LLC*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: May 9, 2024	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer