Form 10-Q
period 2024-06-30
Silver Point Specialty Lending Fund
filed 2024-08-12
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $887,143,280 and $808,399,961, respectively)	$879,384,323	$808,932,858
Non-controlled, affiliated investments (amortized cost of $15,006,022 and 14,673,357, respectively)	14,628,922	14,315,483
Controlled investments (amortized cost of $50,301,928 and $62,397,504, respectively)	37,144,955	52,948,918
Total investments, at fair value (amortized cost of $952,451,230 and $885,470,822, respectively)	931,158,200	876,197,259
Cash and cash equivalents	42,975,485	25,909,439
Restricted cash and cash equivalents	20,268,961	89,133,845
Foreign cash held at banks (cost of $95,195 and $4,284,056, respectively)	95,900	4,226,191
Receivable for unsettled transactions	4,235,764	4,685,132
Interest receivable	8,662,055	9,340,473
Incentive compensation clawback (Note 3)	5,992,399	5,278,193
Foreign currency forward contracts, at fair value	87,882	—
Interest rate swaps, at fair value	376,159	459,896
Due from broker	3,884,888	5,107,476
Deferred financing costs	431,071	697,546
Other assets	1,103,484	824,346
Total assets	$1,019,272,248	$1,021,859,796

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $1,984,725 and $2,879,010, respectively)	$459,238,928	$449,730,356
Payable for unsettled transactions	—	14,567,040
Interest payable	5,687,422	5,634,951
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,873,609	3,156,749
Interest rate swaps, at fair value	2,662,497	1,514,965
Foreign currency forward contracts, at fair value	25,217	764,756
Payable to Trustees	9,043	—
Other liabilities	3,216,397	3,065,646
Accrued expenses	1,631,742	1,970,451
Total liabilities	476,374,525	481,434,584

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(10,714,048)	(13,186,559)
Total net assets	542,897,723	540,425,212
Total liabilities and net assets	$1,019,272,248	$1,021,859,796
Net asset value per share	$14.71	$14.64

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$28,314,093	$26,061,859	$56,338,439	$52,060,187
PIK interest income	1,500,442	843,156	3,042,454	1,407,098
Other income	13,378	387,722	26,472	393,779
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	360,517	—	721,188	—
PIK interest income	155,385	—	294,323	—
Controlled investments:
Interest income (excluding PIK interest)	317,426	477,241	645,503	922,695
PIK interest income	23,870	16,516	46,647	31,918
Total investment income	30,685,111	27,786,494	61,115,026	54,815,677

Expenses:
Interest and financing expenses	8,949,837	8,236,766	17,868,932	16,274,680
Management fee (Note 3)	1,029,670	1,029,670	2,059,340	2,059,340
Income incentive compensation (Note 3)	2,873,609	2,609,420	5,709,726	4,819,769
Incentive compensation clawback (Note 3)	(825,832)	—	(714,206)	—
Professional fees	711,954	633,094	1,321,235	1,356,446
Administration fees	558,437	585,336	1,116,874	1,177,882
Participation expenses	121,844	—	251,836	—
Trustee fees	87,022	87,260	174,043	173,561
Offering costs write off	—	—	—	1,272,403
Other general and administrative expenses	358,754	269,963	859,020	598,580
Total expenses	13,865,295	13,451,509	28,646,800	27,732,661

Net investment income	16,819,816	14,334,985	32,468,226	27,083,016

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	7,789,615	(647,951)	6,404,536	(2,111,014)
Controlled investments	—	—	(202,407)	—
Foreign currency transactions	(49,422)	144,684	(143,742)	465,401
Foreign currency forward contracts	483,594	(738,957)	382,879	(963,997)
Interest rate swaps	143,487	316,055	495,676	348,124
Total net realized gain (loss)	8,367,274	(926,169)	6,936,942	(2,261,486)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(11,603,046)	(380,805)	(8,291,854)	3,178,296
Non-controlled/affiliated investments	754,786	—	(19,226)	—
Controlled investments	(2,694,006)	(1,049,676)	(3,708,387)	(2,944,429)
Translation of assets and liabilities in foreign currencies	(24,040)	(90,257)	32,908	18,955
Foreign currency forward contracts	(144,668)	400,340	827,421	408
Interest rate swaps	127,733	692,103	61,697	66,018
Total net change in unrealized appreciation (depreciation)	(13,583,241)	(428,295)	(11,097,441)	319,248
Net gain (loss)	(5,215,967)	(1,354,464)	(4,160,499)	(1,942,238)
Net increase (decrease) in net assets resulting from operations	$11,603,849	$12,980,521	$28,307,727	$25,140,778
Net investment income per share (Basic and Dilutive)	$0.46	$0.39	$0.88	$0.73
Earnings per share (Basic and Dilutive)	$0.31	$0.35	$0.77	$0.68
Weighted average shares outstanding	36,907,451	36,907,451	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$16,819,816	$14,334,985	$32,468,226	$27,083,016
Net realized gain (loss)	8,367,274	(926,169)	6,936,942	(2,261,486)
Net change in unrealized appreciation (depreciation)	(13,583,241)	(428,295)	(11,097,441)	319,248
Net increase (decrease) in net assets resulting from operations	11,603,849	12,980,521	28,307,727	25,140,778
Distributions (Note 9)
Dividends	(12,917,608)	(12,179,459)	(25,835,216)	(24,358,918)
Net decrease in net assets resulting from distributions	(12,917,608)	(12,179,459)	(25,835,216)	(24,358,918)
Net increase (decrease) in net assets	(1,313,759)	801,062	2,472,511	781,860
Net assets, beginning of period	544,211,482	530,957,630	540,425,212	530,976,832
Net assets, end of period	$542,897,723	$531,758,692	$542,897,723	$531,758,692

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$28,307,727	$25,140,778
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(3,464,151)	(4,864,835)
Amortization of deferred financing costs and debt issuance costs	1,160,760	1,236,861
Offering costs write off	—	1,272,403
Payments for purchase of investments	(132,777,647)	(165,832,059)
Proceeds from sales, paydowns and resolutions of investments	79,352,165	138,302,449
Interest paid-in-kind	(3,383,424)	(1,439,016)
Participation expenses paid-in-kind	150,751	—
Net realized (gain) loss from investments	(6,202,129)	2,111,014
Net change in unrealized (appreciation) depreciation from investments	12,019,467	(233,867)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(827,421)	(408)
Net change in unrealized (appreciation) depreciation from interest rate swaps	(61,697)	(66,018)
Net change in unrealized (appreciation) depreciation on effective interest rate swaps and hedged item	33,370	17,860
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	449,368	(2,431,404)
Interest receivable	173,196	386,471
Incentive compensation clawback	(714,206)	—
Due from broker	1,222,588	(2,206,130)
Other assets	(279,138)	(149,564)
Payable for unsettled transactions	(14,567,040)	(2,618,673)
Interest payable	52,471	505,142
Management fees payable to an affiliate	—	—
Income incentive compensation payable to an affiliate	(283,140)	462,099
Interest rate swaps accrual, net	573,883	116,701
Payable to Trustees	9,043	8,561
Accrued expenses	(338,709)	(797,062)
Net cash provided by (used in) operating activities	(39,393,913)	(11,078,697)
Cash flows from financing activities
Proceeds from debt borrowings	27,400,000	35,900,000
Principal debt payments	(18,100,000)	(34,500,000)
Payment of deferred financing costs and debt issuance costs	—	(1,054,093)
Dividends paid	(25,835,216)	(24,358,918)
Net cash provided by (used in) financing activities	(16,535,216)	(24,013,011)
Net increase (decrease)	(55,929,129)	(35,091,708)

Beginning of period balance(1)	119,269,475	171,794,720
End of period balance(1)	$63,340,346	$136,703,012
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$16,048,448	$14,268,991
Cash paid during the period for income taxes	$70,156	$85,554

	June 30,
	2024	2023
Cash and cash equivalents	$42,975,485	$112,253,862
Foreign cash held at banks	95,900	815,598
Restricted cash and cash equivalents	20,268,961	23,633,552
Total	$63,340,346	$136,703,012

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
1440 Foods Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+6.00%, 1.00% Floor	11.34%	12/20/2023	12/20/2029	$7,809,893	$7,628,361	$7,707,866	1.42%
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.10%, 1.00% Floor	11.43	4/8/2022	11/30/2026	6,462,039	6,389,606	5,932,643	1.09
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.61%, 1.00% Floor	11.96	11/23/2022	11/23/2027	8,442,933	8,288,377	8,460,787	1.56
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+6.61%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(14,919)	2,236	0.00
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	11.34	9/1/2023	9/3/2030	9,687,879	9,512,080	9,511,507	1.75
Accela Inc/US⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	11.33	9/1/2023	9/3/2030	908,238	195,917	195,387	0.04
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	11.60	10/18/2021	3/26/2029	19,448,867	18,002,289	19,070,212	3.51
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	12.19	5/24/2022	5/24/2027	13,484,966	13,234,116	13,153,481	2.42
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.60	4/22/2022	4/22/2027	11,540,354	11,386,571	11,537,650	2.13
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.60	4/22/2022	4/22/2027	1,720,314	1,705,088	1,719,911	0.32
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027	1,158,461	392,456	401,403	0.07
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.08	5/2/2023	5/2/2030	5,807,579	5,651,978	5,658,165	1.04
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(14,343)	(14,351)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Airline & Airport Services	12.00%	12.00	12/19/2023	12/28/2025	6,457,324	6,457,324	7,120,168	1.31
Amerijet Holdings Inc⁽⁷⁾⁽²⁹⁾	1st Lien Term Loan	Airline & Airport Services	S+7.26%, 1.00% Floor	12.59	12/28/2021	12/28/2025	14,319,691	14,135,766	13,256,213	2.44
Amerijet Holdings Inc⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Airline & Airport Services	S+7.26%, 1.00% Floor (0.50% on unfunded)	12.59	12/28/2021	12/28/2025	2,536,322	2,507,938	2,346,691	0.43
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	S+6.15%, 1.00% Floor	11.48	7/20/2021	7/21/2027	4,862,500	4,805,054	4,792,287	0.88
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁷⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	11.79	5/26/2022	5/26/2028	2,199,444	2,168,214	2,186,761	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Consumer Products	S+10.76%, 2.00% Floor	16.10	5/24/2023	5/24/2028	10,187,540	10,020,070	9,799,456	1.81
Arctic Glacier Group Holdings⁽⁷⁾⁽¹⁸⁾	1st Lien Revolver	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	16.09	5/24/2023	11/24/2027	842,421	829,356	811,433	0.15
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.33	11/6/2023	11/7/2029	3,978,553	3,869,220	3,906,051	0.72
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.83	11/7/2023	11/7/2029	€7,136,923	7,457,918	7,509,925	1.38
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(31,319)	(21,035)	(0.00)
Aspire Bakeries Holdings⁽⁹⁾	1st Lien Term Loan	Food Products	S+4.25%	9.59	12/15/2023	12/23/2030	6,184,500	6,126,878	6,189,633	1.14
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.58	5/26/2023	6/1/2025	6,623,459	6,581,432	6,546,351	1.21
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	11.84	3/19/2024	3/19/2031	2,119,510	2,088,322	2,086,640	0.38
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, (0.50% on unfunded)	11.84	3/19/2024	3/19/2031	4,817,068	3,025,146	3,008,218	0.55
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.50%, (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(11,091)	(11,963)	(0.00)
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.73%, 0.75% Floor	12.08	9/28/2021	9/20/2027	16,196,529	15,730,699	15,772,579	2.91
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.60	6/10/2021	6/11/2027	4,171,755	4,147,408	4,038,956	0.74
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.60	11/19/2021	6/11/2027	2,601,191	2,587,309	2,518,387	0.46
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	12.49	12/13/2018	6/2/2026	9,088,864	8,900,529	8,227,693	1.52

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.86%	2/17/2021	3/31/2027	$22,765,456	$22,436,074	$20,717,703	3.82%
Circle Graphics Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.86	7/12/2021	3/31/2027	531,708	520,244	483,881	0.09
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+10.51%, 1.50% Floor	15.85	8/20/2019	8/20/2024	8,506,617	8,430,779	8,328,763	1.53
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	11.15	10/10/2023	10/10/2030	3,503,692	3,422,155	3,422,754	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(8,996)	(9,126)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	10.83	2/27/2023	2/27/2030	10,351,154	10,117,655	10,350,894	1.91
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.50%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(13,367)	(23)	(0.00)
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(13,737)	(32)	(0.00)
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.50%, 0.50% Floor	7.84	12/27/2023	11/30/2028	3,971,696	3,981,016	3,966,376	0.73
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.75%, 0.50% Floor	8.08	2/2/2024	11/30/2028	2,800,000	2,795,044	2,798,764	0.52
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	12.08	11/8/2023	11/8/2030	9,501,470	9,283,368	9,278,825	1.71
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(22,367)	(23,214)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	13.39	8/30/2023	8/30/2027	19,354,930	19,072,466	18,996,556	3.50
Evolution Well Services Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Oilfield Services	S+7.40%, 0.75% Floor	12.73	3/2/2022	3/4/2027	20,941,569	20,555,251	21,779,232	4.01
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+4.85%, 1.00% Floor	10.20	2/19/2021	7/22/2025	3,457,505	3,443,772	3,301,917	0.61
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.50%, 0.75% Floor	10.83	1/19/2024	1/20/2031	2,297,505	2,254,176	2,253,891	0.42
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.50%, 0.75% Floor (1.00% on unfunded)	10.83	1/19/2024	1/20/2031	742,503	184,700	179,339	0.03
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Professional Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,437)	(3,456)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.35	9/1/2023	9/4/2029	7,599,393	7,464,195	7,463,305	1.37
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,126,895	(18,443)	(38,092)	(0.01)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	11.34	9/1/2023	9/4/2029	1,063,447	173,099	172,428	0.03
GHX Ultimate Parent Corp⁽⁹⁾	1st Lien Term Loan	Healthcare	S+4.00%, 0.50% Floor	9.33	2/14/2024	6/30/2027	1,578,957	1,577,582	1,586,852	0.29
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	12.09	4/19/2023	4/19/2030	9,902,531	9,671,301	9,899,443	1.82
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.06	4/19/2023	4/19/2030	1,921,397	184,584	209,847	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	12.09	4/19/2023	4/19/2029	1,345,718	256,082	288,823	0.05
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	10.58	2/16/2024	8/11/2028	4,944,678	4,734,436	4,764,172	0.88
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³²⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	14.84	10/26/2023	10/26/2028	18,956,568	18,470,962	18,787,037	3.46
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	13.08	9/6/2019	12/31/2024	24,634,332	24,626,069	24,505,672	4.51
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.28	10/17/2022	11/1/2025	14,926,857	14,786,363	14,895,833	2.74
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor	12.34	11/3/2021	11/5/2026	16,068,328	15,663,196	14,861,534	2.74
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(65,563)	30,017	0.01
Instructure Holdings Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+3.01%, 0.50% Floor	8.35	1/9/2024	10/30/2028	4,974,555	4,997,586	4,967,292	0.91
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.33	12/23/2022	12/31/2024	6,526,401	6,438,816	6,395,243	1.18
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	11.82	12/20/2023	11/9/2028	4,613,744	4,530,979	4,530,898	0.83
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(11,171)	(11,226)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.50%	7/23/2021	7/23/2027	$18,333,968	$18,141,688	$17,429,095	3.21%
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁴⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 2.50% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(24,678)	(0.00)
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.83	12/1/2022	5/29/2026	4,568,481	4,418,605	4,419,851	0.81
LMG Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.15%, 1.00% Floor	11.48	4/30/2021	4/30/2026	11,992,095	11,947,431	11,918,539	2.20
LMG Holdings⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+6.15%, 1.00% Floor (0.50% on unfunded)	0.50	4/30/2021	4/30/2026	690,670	(2,063)	(4,209)	(0.00)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	12.60	6/30/2021	7/15/2027	11,175,000	11,007,547	8,437,125	1.55
Manchester Acquisition Sub LLC⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	11.25	11/16/2021	12/1/2026	5,230,249	5,078,341	4,854,325	0.89
Medline Borrower LP⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+2.75%, 0.50% Floor	8.09	12/27/2023	10/23/2028	5,423,949	5,456,906	5,431,759	1.00
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	11.09	5/31/2023	5/31/2030	17,695,932	17,381,472	17,520,126	3.23
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(29,399)	(19,702)	(0.00)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.08	11/17/2023	11/17/2028	17,610,248	17,164,181	17,267,709	3.18
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	1,098,221	(29,236)	(19,611)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.25%, 1.00% Floor	11.44	6/30/2022	6/30/2027	8,644,739	8,530,001	8,566,134	1.58
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	11.33	5/17/2024	5/17/2030	6,970,087	6,831,888	6,831,044	1.26
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030	995,726	(19,564)	(19,798)	(0.00)
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.46	10/26/2020	4/3/2026	11,545,044	11,403,701	11,327,935	2.09
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.46	10/26/2020	4/3/2026	5,808,980	5,735,072	5,700,633	1.05
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	13.48	4/4/2024	4/3/2026	929,310	338,933	357,167	0.07
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	12.49	10/26/2020	4/3/2026	1,486,897	1,365,821	1,348,208	0.25
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	11.60	5/31/2024	5/31/2029	6,911,607	6,775,228	6,773,435	1.25
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(15,098)	(15,351)	0.00
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+10.10%, 1.00% Floor	15.43	3/19/2019	3/20/2026	1,994,931	1,990,165	1,705,666	0.31
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.73	6/30/2023	6/30/2027	19,733,845	19,421,698	19,401,622	3.57
Peloton Interactive Inc⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+6.00%	11.35	5/23/2024	5/30/2029	10,844,182	10,736,659	10,845,863	2.00
Pixelle Receivables SPE, LLC⁽⁷⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%	12.33	6/11/2024	6/12/2025	1,020,636	1,001,557	1,000,624	0.18
Project Boost Purchaser LLC (JD Power/Autodata)⁽⁹⁾	1st Lien Term Loan	Software & Services	S+3.61%	8.96	1/9/2024	5/29/2026	6,963,446	6,985,673	6,963,537	1.28
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.60	8/31/2023	9/3/2030	7,902,272	7,775,589	7,776,965	1.43
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(9,406)	(9,717)	(0.00)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.08	3/27/2023	3/27/2028	757,797	737,205	745,288	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.25%, 1.00% Floor (1.00% on unfunded)	11.57	11/30/2023	3/27/2028	1,692,443	602,451	605,850	0.11
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.09	3/27/2023	3/27/2028	5,266,452	5,128,475	5,179,517	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+5.75%, 1.00% Floor (0.50% on unfunded)	14.25	3/27/2023	3/27/2028	457,124	110,664	114,474	0.02
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.35	6/21/2023	6/21/2029	12,477,185	12,146,133	11,950,141	2.20
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.34	6/21/2023	6/21/2029	1,164,025	716,048	693,817	0.13

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	11.08%	2/18/2022	2/18/2029		$3,781,071	$3,726,360	$3,776,976	0.70%
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	11.08	2/18/2022	2/18/2029		945,268	461,599	471,610	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	11.09	2/18/2022	2/18/2029		236,317	110,304	113,176	0.02
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.83	5/11/2022	5/19/2028		19,081,701	18,718,149	16,129,857	2.97
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+7.40%, 1.00% Floor	12.75	1/22/2021	1/22/2027		21,008,534	20,816,931	20,777,436	3.83
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	11.18	1/12/2024	1/11/2030		15,161,402	14,807,788	14,810,388	2.73
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, (1.50% on unfunded)	1.50	1/12/2024	1/11/2030		5,984,764	(68,983)	(138,558)	(0.03)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽¹⁵⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	15.19	10/15/2020	10/15/2025		14,652,745	14,308,231	14,421,053	2.66
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁵⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	15.19	10/15/2020	10/15/2025		1,253,397	1,009,490	1,016,336	0.19
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.34	3/1/2024	3/1/2030		17,699,041	17,133,462	17,529,629	3.23
Toll Northeast V Corporation⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial	5.50%	5.50	3/28/2024	3/28/2025		5,062,500	5,005,228	4,994,127	0.92
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.43	12/23/2021	12/31/2028		6,466,845	6,385,761	6,394,007	1.18
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor	10.58	4/30/2024	4/30/2031		8,620,791	8,492,937	8,492,232	1.56
USA Debusk LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	4/30/2024	4/30/2031		3,170,866	(23,236)	(23,500)	(0.00)
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	10.58	4/30/2024	4/30/2031		1,189,075	216,520	216,276	0.04
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.81	1/12/2023	4/5/2029		11,192,878	10,915,797	11,021,652	2.03
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.58	12/15/2023	4/1/2027		1,841,829	1,226,735	1,223,765	0.23
Voyant Beauty⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 1.00% Floor	14.82	5/13/2022	5/13/2027		9,723,273	9,510,265	9,428,508	1.74
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.60%	13.93	6/2/2023	7/15/2024		4,349,159	4,349,159	4,479,634	0.83
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁹⁾	1st Lien Term Loan	Business Services	S+8.50%, 1.00% Floor	13.83	5/20/2021	5/20/2025		18,848,522	18,674,679	18,729,748	3.45
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+7.50%, 1.00% Floor	12.83	7/7/2023	7/7/2029		11,988,004	11,712,842	11,762,836	2.17
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029		1,223,266	(26,316)	(22,950)	(0.00)
Total United States of America 1st Lien/Secured Loans									769,956,687	763,211,084	140.62
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+14.00%, 3.50% Floor	19.33	5/26/2023	5/26/2026		13,271,923	12,812,166	13,258,652	2.44
Total Australia 1st Lien/Secured Loans									12,812,166	13,258,652	2.44
Canada
Dye & Durham Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+4.35%, 1.00% Floor	9.68	4/4/2024	4/14/2031		2,553,191	2,515,710	2,559,574	0.47
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	C+8.00%, 0.75% Floor	13.28	10/21/2021	10/22/2027	C$	4,980,308	3,891,339	3,662,419	0.67
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	S+8.15%, 0.75% Floor	13.47	10/21/2021	10/22/2027		13,942,631	13,797,090	14,026,287	2.58
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	10.85	5/22/2024	5/22/2030		12,799,229	12,607,833	12,607,332	2.32
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030		1,422,136	(20,943)	(21,235)	(0.00)
Total Canada 1st Lien/Secured Loans									32,791,029	32,834,377	6.04
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	18.34	12/15/2021	12/15/2026		6,817,365	6,755,291	6,790,026	1.25
Total Cayman Islands 1st Lien/Secured Loans									6,755,291	6,790,026	1.25

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	11.69%	12/3/2021	12/15/2026	$4,049,903	$4,005,486	$4,008,624	0.74%
Total Netherlands 1st Lien/Secured Loans								4,005,486	4,008,624	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+8.51%, 0.75% Floor	13.86	6/9/2021	6/23/2026	5,770,260	5,550,465	5,777,473	1.06
Total Singapore 1st Lien/Secured Loans								5,550,465	5,777,473	1.06
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	SONIA+7.50%, 2.50% Floor	12.70	1/26/2024	2/6/2030	£4,175,487	5,169,530	5,143,087	0.95
Total United Kingdom 1st Lien/Secured Loans								5,169,530	5,143,087	0.95
Total 1st Lien/Secured Loans								837,040,654	831,023,323	153.10
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.10	11/19/2021	6/11/2028	2,572,287	2,546,187	2,288,845	0.42
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.10	6/10/2021	6/11/2028	3,333,333	3,299,864	2,966,031	0.55
Total United States of America 2nd Lien Term Loan								5,846,051	5,254,876	0.97
Total 2nd Lien/Secured Loans								5,846,051	5,254,876	0.97
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁶⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026	17,332,429	15,976,413	13,779,281	2.54
Total United States of America Senior Secured Bonds								15,976,413	13,779,281	2.54
Japan
Universal Entertainment Corp⁽¹⁰⁾	Senior Secured Bonds	Gaming & Leisure	8.75%	8.75	10/29/2020	12/11/2024	20,298,000	21,905,064	21,802,799	4.02
Total Japan Senior Secured Bonds								21,905,064	21,802,799	4.02
United Kingdom
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026	£4,268,000	5,900,560	5,174,873	0.95
Total United Kingdom Senior Secured Bonds								5,900,560	5,174,873	0.95
Total Senior Secured Bonds								43,782,037	40,756,953	7.51
Equities
United States of America
Beauty Health Co⁽²³⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,736,305	0.32
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²³⁾	Common Equities	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	474,538	474,538	612,866	0.11
Total United States of America Equities								474,538	2,349,171	0.43
Total Equities								474,538	2,349,171	0.43
Total Non-Controlled/Non-Affiliated Investments								887,143,280	879,384,323	162.01%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³⁰⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50%	8/8/2023	11/9/2026	€9,995,793	$10,851,896	$10,494,323	1.93%
Total 1st Lien/Secured Loans								10,851,896	10,494,323	1.93
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³⁰⁾	Subordinated Bonds	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,859,422	4,154,126	4,134,599	0.76
Total Subordinated Debt								4,154,126	4,134,599	0.76
Total Non-Controlled/Affiliated Investments								15,006,022	14,628,922	2.69%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2025	11,812,195	11,812,195	11,799,202	2.17
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2025	6,125,000	6,125,000	6,105,706	1.12
Total 1st Lien/Secured Loans								17,937,195	17,904,908	3.29
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²³⁾⁽³¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	4,330,900	0.80
Total Equities								14,608,750	4,330,900	0.80
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,469,300	0.27
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³¹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$520,412	520,412	414,404	0.08
Total Trust Interest								3,673,886	1,883,704	0.35
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,082,097	13,025,443	2.40
Total Real Estate Properties								14,082,097	13,025,443	2.40
Total Controlled Investments								50,301,928	37,144,955	6.84%
Total Investments, June 30, 2024								$952,451,230	$931,158,200	171.54%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						47,089,692	47,089,692	47,089,692	8.67
Total Cash Equivalents and Restricted Cash Equivalents								$47,089,692	$47,089,692	8.67%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on June 30, 2024.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of June 30, 2024, the aggregate gross unrealized appreciation for all investments including derivatives where there was an excess of fair value over tax cost was $8.8 million; the aggregate gross unrealized depreciation for all investments including derivatives where there was an excess of tax cost over fair value was $33.0 million; the net unrealized depreciation was $24.2 million; the aggregate tax cost of securities for Federal income tax purposes was $953.0 million.
(5)
Percentage is based on net assets of $542,897,723 as of June 30, 2024.
(6)
The investment has an unfunded commitment as of June 30, 2024 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $139.1 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2021 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $400.4 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2024, qualifying assets totaled 82.2% of the Fund’s total assets.
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
(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 9.75%.
(16)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+7.50%.
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
(19)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 4.50%.
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
(22)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 5.00%.
(23)
Represents a non-income producing investment.
(24)
The negative fair value is the result of the original discount on the loan.
(25)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(26)
Investment, representing 1.7% of cost and 1.5% of fair value, respectively, was on non-accrual status as of June 30, 2024, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
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
(30)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of June 30, 2024, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$10,592,982	$18,686	$—	$(117,345)	$—	$10,494,323	$701,532	$—	€9,995,793
Takko Fashion Sarl	Unsecured Bonds	†	$3,722,501	313,979	—	98,119	—	4,134,599	313,979	—	€3,859,422
Total			$14,315,483	$332,665	$—	$(19,226)	$—	$14,628,922	$1,015,511	$—

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

† At June 30, 2024, the subordinated debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

(31)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$13,655,955	$75,597	$—	$(706,109)	$—	$13,025,443	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,268,495	62,799	(9,890,407)	761,520	(202,407)	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	14,004,900	—	(2,187,805)	(17,893)	—	11,799,202	425,903	—	$11,812,195
SP-CREH 19 Highline LLC	Secured Loans	6,120,712	—	—	(15,006)	—	6,105,706	219,600	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	7,613,410	—	—	(3,282,510)	—	4,330,900	—	—	70%
TH Liquidating Trust	Trust Interest	1,818,543	—	—	(349,243)	—	1,469,300	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	466,903	46,647	—	(99,146)	—	414,404	46,647	—	$520,412
Total		$52,948,918	$185,043	$(12,078,212)	$(3,708,387)	$(202,407)	$37,144,955	$692,150	$—

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

(32)
The Fund sold a participating interest of approximately $3.2 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $3.2 million liability, at fair value, and the secured borrowing is included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in participation expenses on the consolidated statements of operations.

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€3,700,000	$(2,394)	$5,040
US Interest Rate Swaps	Receive	SOFR	Annual	4.202%	Annual	12/22/2025	Goldman Sachs	$3,400,000	15,449	233,606
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£900,000	(13,258)	5,917
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	5/18/2025	Goldman Sachs	£9,500,000	(91,661)	65,816
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(65,812)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	65,780
Total										310,347
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(938,548)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(1,658,137)
Total										(2,596,685)
Total Interest Rate Swaps										$(2,286,338)
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2024 (Unaudited)

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	9/27/2024	$3,458,473	C$	4,738,059	(12,394)
Bank of America	9/27/2024	$268,126	C$	368,322	(1,689)
Bank of America	9/30/2024	$6,422,434		€5,966,628	2,613
Bank of America	9/30/2024	$19,063,710		€17,689,311	30,816
Bank of America	9/30/2024	€5,961,177		$6,425,089	(11,134)
Bank of America	9/30/2024	$267,408		€248,100	463
Bank of America	9/30/2024	$3,036,071		€2,813,879	8,466
Bank of America	9/30/2024	$10,287,770		£8,094,481	45,524
Total					$62,665

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.12%	11/17/2023	11/17/2028	$13,874,788	$13,464,526	$13,460,405	2.49%
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	991,056	(29,208)	(29,569)	(0.01)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.25%, 1.00% Floor	11.69	6/30/2022	6/30/2027	8,688,733	8,558,959	8,623,049	1.60
Mountaineer Merger Corp⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.26%, 0.75% Floor	12.64	10/22/2021	10/26/2028	4,625,000	4,525,116	3,702,929	0.69
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	11,427,968	11,241,279	11,280,881	2.09
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	5,749,987	5,653,349	5,676,285	1.05
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.12%, 1.00% Floor (0.50% on unfunded)	12.48	10/26/2020	4/3/2026	1,486,897	1,092,351	1,082,754	0.20
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+9.10%, 1.00% Floor	14.48	3/19/2019	3/20/2026	1,994,931	1,976,776	1,486,224	0.28
Northstar Group Services Inc⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.61%, 1.00% Floor	10.97	9/29/2021	11/12/2026	9,419,348	9,390,864	9,378,138	1.74
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.78	6/30/2023	6/30/2027	21,873,709	21,470,939	21,334,179	3.95
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+7.10%, 0.50% Floor	12.48	5/17/2022	5/25/2027	9,692,911	9,369,979	9,739,582	1.80
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.64	8/31/2023	8/31/2030	7,941,982	7,807,708	7,807,091	1.44
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(10,530)	(10,736)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.13	3/27/2023	3/27/2028	761,278	674,684	675,195	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/30/2023	3/27/2028	1,693,649	(16,642)	(31,814)	(0.01)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.10	3/27/2023	3/27/2028	5,293,118	5,145,983	5,153,329	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	457,124	(12,212)	(12,033)	(0.00)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.37	6/21/2023	6/21/2029	12,540,043	12,184,947	12,074,524	2.23
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.38	6/21/2023	6/21/2029	1,164,025	713,147	700,688	0.13
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	11.10	2/18/2022	2/18/2029	3,781,071	3,721,530	3,757,661	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	11.10	2/18/2022	2/18/2029	945,268	461,667	466,781	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029	236,317	(3,465)	(1,463)	(0.00)
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.95	5/11/2022	5/19/2028	18,972,005	18,659,768	16,952,672	3.14
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+7.40%, 1.00% Floor	12.79	1/22/2021	1/22/2027	21,118,448	20,886,194	20,497,133	3.79
STV Group, Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.35%	10.71	8/3/2020	12/11/2026	4,982,030	4,851,513	4,941,702	0.91
STV Group, Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+4.38%, (0.50% on unfunded)	10.11	9/30/2021	6/13/2026	1,300,000	704,661	807,732	0.15
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Software & Services	S+9.90%, 1.00% Floor	15.28	10/15/2020	10/15/2025	13,362,853	13,207,690	13,203,765	2.44
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	15.21	10/15/2020	10/15/2025	1,297,629	1,200,721	1,197,359	0.22
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.48	12/23/2021	12/31/2028	6,499,924	6,408,356	6,420,225	1.19
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.99	1/12/2023	4/5/2029	11,192,878	10,892,173	10,902,222	2.02
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.63	12/15/2023	4/1/2027	1,846,292	209,740	211,315	0.04
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Consumer Products	S+9.81%, 1.00% Floor	15.19	5/13/2022	5/13/2027	9,537,944	9,338,479	9,336,090	1.73
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.70%	13.98	6/2/2023	3/1/2024	4,349,159	4,298,239	4,479,634	0.83
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Business Services	S+8.50%, 1.00% Floor	13.85	5/20/2021	5/20/2025	19,386,151	19,111,430	19,204,115	3.55
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+7.50%, 1.00% Floor	12.88	7/7/2023	7/7/2029	11,988,004	11,695,469	11,666,673	2.16
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029	1,223,266	(28,473)	(32,853)	(0.01)
Total United States of America 1st Lien/Secured Loans								700,201,887	691,830,498	128.04

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
(19)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 4.50%.
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

(32)
The Fund sold a participating interest of approximately $3.1 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $3.1 million liability, at fair value, and the secured borrowing is included in other liabilities on the consolidated statements of assets and liabilities.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Silver Point Specialty Lending Fund (the “Fund”) is an externally managed closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the “1940 Act”) and was originally formed on July 31, 2014. Effective November 15, 2021, the Fund changed its name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland. The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

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

Silver Point Specialty Credit Fund Management, LLC (the “Adviser”), a Delaware limited liability company, serves as the Fund’s investment adviser and administrator. Subject to the supervision of the Fund’s Board of Trustees ("Board of Trustees", the "Board" or the "Trustees"), the Adviser manages the day-to-day operations and provides the Fund with investment advisory and management services. The Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to the Fund and to its portfolio companies as required.

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended. The interim financial data as of June 30, 2024 and for each of the three and six months ended June 30, 2024 and June 30, 2023 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2023. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of June 30, 2024 and December 31, 2023, cash was $8.6 million and $7.9 million, respectively, and cash equivalents were $34.4 million and $18.0 million, respectively. For the three months ended June 30, 2024 and June 30, 2023, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $0.9 million and $1.7 million, respectively, and is included in interest income on the consolidated statements of operations. For the six months ended June 30, 2024 and June 30, 2023, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $2.0 million and $3.1 million, respectively. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the credit facility with Deutsche Bank AG and the 2021 Debt Securitization (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of June 30, 2024 and December 31, 2023, restricted cash was $7.6 million and $5.8 million, respectively, and restricted cash equivalents were $12.7 million and $83.3 million, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to certain restrictions.

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of June 30, 2024 and December 31, 2023, due from broker consists of approximately $3.9 million and $5.1 million of cash collateral, respectively.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended June 30, 2024 and June 30, 2023, non-cash interest income related to such accretion amounted to $1.7 million and $2.7 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, non-cash interest income related to such accretion amounts to $3.5 million and $4.9 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings ("IPO costs"). IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the three and six months ended June 30, 2024, there were no deferred offering costs incurred or written off; for the three and six months ended June 30, 2023, deferred offering costs of zero and $1.3 million were written off, respectively, and were included in the consolidated statements of operations.

Valuation of Investments and Derivative Contracts

Investments at fair value consist primarily of senior secured debt, real estate properties and equities. Derivative contracts consist primarily of foreign currency forward contracts and interest rate swaps.

The Board has designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

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

There were no investments other than cash equivalents classified within level 1 as of June 30, 2024 or December 31, 2023. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three and six months ended June 30, 2024 and June 30, 2023, there were no such taxes withheld. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and six months ended June 30, 2024 and June 30, 2023, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2020. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three and six months ended June 30, 2024 and June 30, 2023, there were no material interest and penalties.

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

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter, payable quarterly in arrears. At June 30, 2024 and December 31, 2023, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended June 30, 2024 and June 30, 2023, the Management Fees incurred were $1.0 million and $1.0 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Management Fees incurred were $2.1 million and $2.1 million, respectively.

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

For the three months ended June 30, 2024 and June 30, 2023, the Income Incentive Compensation was $2.9 million and $2.6 million, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Income Incentive Compensation was $5.7 million and $4.8 million, respectively.

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

For the three and six months ended June 30, 2024 and June 30, 2023, there was no Capital Gains Incentive Compensation.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As applicable, following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount is equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination. On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $6.0 million and $5.3 million, respectively, at June 30, 2024 and December 31, 2023, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the three months ended June 30, 2024 and June 30, 2023, the change in Clawback Amount was $0.8 million and zero, respectively. For the six months ended June 30, 2024 and June 30, 2023, the change in Clawback Amount was $0.7 million and zero, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended June 30, 2024 and June 30, 2023, the Fund incurred approximately $0.5 million and $0.5 million, respectively, in related party administration fees. For the six months ended June 30, 2024 and June 30, 2023, the Fund incurred approximately $0.9 million and $0.9 million, respectively. As of June 30, 2024 and December 31, 2023, the related party administration fee payables were $0.5 million and $0.9 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of June 30, 2024 and December 31, 2023, the Fund owed less than $0.1 million and $0.1 million to an affiliate, respectively.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both June 30, 2024 and December 31, 2023.

4.
Investments

Investments consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$909,611,782	$900,179,507	96.67%	$832,459,172	$821,876,284	93.80%
Second lien debt	5,846,051	5,254,876	0.56	5,841,524	5,737,355	0.65
Subordinated and unsecured debt	4,154,126	4,134,599	0.44	3,840,147	3,722,501	0.43
Equities	15,083,288	6,680,071	0.72	15,666,225	19,651,223	2.24
Real estate properties	14,082,097	13,025,443	1.39	24,036,514	22,924,450	2.62
Trust interest	3,673,886	1,883,704	0.22	3,627,240	2,285,446	0.26
Total	$952,451,230	$931,158,200	100.00%	$885,470,822	$876,197,259	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At June 30, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 5.5% of the investment portfolio, respectively. At December 31, 2023, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 6.1% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	June 30, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$46,290,964	$45,987,916	4.94%	$48,396,220	$48,099,240	5.49%
Airline & Airport Services	23,101,028	22,723,072	2.44	30,389,326	28,796,535	3.29
Automobiles & Components	24,260,703	24,079,353	2.59	25,738,411	24,683,287	2.82
Business Services	60,676,283	61,915,637	6.65	67,182,830	75,689,581	8.64
Consumer Apparel	11,007,547	8,437,125	0.91	11,132,024	7,977,047	0.91
Consumer Brands	6,724,601	6,469,838	0.69	1,976,776	1,486,224	0.17
Consumer Products	57,195,673	57,380,163	6.16	54,892,119	55,167,012	6.30
Consumer Services	—	1,736,305	0.19	—	2,724,166	0.31
E-Commerce	31,856,847	29,429,277	3.16	31,992,883	30,855,647	3.52
Food Products	6,126,878	6,189,633	0.66	6,138,093	6,192,250	0.71
Gaming & Leisure	44,763,023	44,634,592	4.79	37,137,631	37,184,004	4.24
Government Services	9,707,997	9,706,894	1.04	9,481,835	9,481,685	1.08
Healthcare	1,577,582	1,586,852	0.17	—	—	—
Healthcare Equipment & Supplies	25,326,782	25,484,730	2.74	25,809,151	26,012,786	2.97
Healthcare Providers & Services	58,095,984	56,516,713	6.07	57,079,197	56,431,644	6.44
Healthcare Technology	3,413,159	3,413,628	0.37	3,415,978	3,415,394	0.39
Industrial	5,005,228	4,994,127	0.54	10,030,014	9,268,495	1.06
Industrial Products & Services	86,795,271	85,285,623	9.16	58,109,461	58,217,883	6.64
Manufacturing	20,218,826	20,377,353	2.19	20,498,530	20,662,134	2.36
Media: Diversified & Production	20,628,364	20,411,206	2.19	20,695,272	20,571,567	2.35
Multi-Family	32,545,945	22,235,808	2.39	34,733,750	27,739,022	3.17
Oilfield Services	35,294,056	36,451,062	3.91	22,100,505	22,419,314	2.56
Paper & Packaging	39,141,404	36,532,103	3.92	40,130,707	38,286,851	4.37
Pharmaceuticals & Life Sciences	31,328,332	30,664,130	3.29	32,161,242	32,138,752	3.67
Professional Services	12,547,406	12,827,887	1.38	15,001,962	15,309,398	1.75
Real Estate Development & Management	32,225,216	32,257,278	3.46	32,109,636	32,029,404	3.66
Restaurants	4,805,054	4,792,287	0.51	4,821,898	4,771,971	0.54
Software & Services	96,414,752	96,874,212	10.40	54,210,703	54,110,825	6.18
Specialty Chemicals	5,078,341	4,854,325	0.52	6,260,825	6,140,311	0.70
Specialty Retail	15,006,022	14,628,922	1.57	19,198,473	18,018,412	2.06
Technology	63,943,705	63,854,774	6.86	62,983,511	62,333,824	7.11
Technology Hardware & Equipment	19,072,466	18,996,556	2.04	19,496,461	19,509,535	2.23
Telecommunications	18,601,905	17,545,115	1.88	18,538,158	18,187,613	2.08
Other	3,673,886	1,883,704	0.22	3,627,240	2,285,446	0.23
Total	$952,451,230	$931,158,200	100.00%	$885,470,822	$876,197,259	100.00%

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of June 30, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	June 30, 2024			December 31, 2023
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$12,812,166	$13,258,652	1.42%	$13,976,874	$14,342,616	1.64%
Canada	32,791,029	32,834,377	3.53	20,018,815	19,801,331	2.26
Cayman Islands	6,755,291	6,790,026	0.73	6,654,716	6,593,452	0.75
Germany	10,851,896	10,494,323	1.13	10,833,210	10,592,982	1.21
Japan	21,905,064	21,802,799	2.34	21,724,350	21,790,631	2.49
Luxembourg	4,154,126	4,134,599	0.44	3,840,147	3,722,501	0.42
Netherlands	4,005,486	4,008,624	0.43	4,018,972	4,024,546	0.46
Singapore	5,550,465	5,777,473	0.62	5,532,092	5,278,269	0.60
United Kingdom	11,070,090	10,317,960	1.11	13,396,843	11,702,171	1.34
United States of America	842,555,617	821,739,367	88.25	785,474,803	778,348,760	88.83
Total	$952,451,230	$931,158,200	100.00%	$885,470,822	$876,197,259	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of June 30, 2024.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$118,178,676	$746,498,754	$864,677,430
Secured bonds	—	40,756,953	—	40,756,953
Subordinated and unsecured debt	—	4,134,599	—	4,134,599
Equities	—	1,736,305	4,943,766	6,680,071
Trust interest	—	—	1,883,704	1,883,704
Real estate properties	—	—	13,025,443	13,025,443
Total investments	$—	$164,806,533	$766,351,667	$931,158,200

Cash-related Assets:
Cash and cash equivalents	$42,975,485	$—	$—	$42,975,485
Restricted cash and cash equivalents	20,268,961	—	—	20,268,961
Foreign cash held at banks	95,900	—	—	95,900
Total	$63,340,346	$—	$—	$63,340,346

Derivative Assets
Interest rate swaps	$—	$376,159	$—	$376,159
Foreign currency forward contracts	—	87,882	—	87,882
Total	$—	$464,041	$—	$464,041

Derivative Liabilities
Interest rate swaps	$—	$(2,662,497)	$—	$(2,662,497)
Foreign currency forward contracts	—	(25,217)	—	(25,217)
Total	$—	$(2,687,714)	$—	$(2,687,714)

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

The following table includes a roll forward of the amounts for the three months ended June 30, 2024 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at April 1, 2024	$710,144,219	$—	$15,692,552	$2,307,893	$13,356,027	$741,500,691
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,090,360	—	—	—	—	1,090,360
Interest paid-in-kind	1,240,193	—	—	23,870	—	1,264,063
Purchases(2)	49,353,408	—	—	—	75,597	49,429,005
Sales, paydowns and resolutions(2)	(14,518,112)	—	(9,500,653)	—	—	(24,018,765)
Net realized gain/(loss)	(342,726)	—	8,443,178	—	—	8,100,452
Net change in unrealized appreciation/(depreciation)	(468,588)	—	(9,691,311)	(448,059)	(406,181)	(11,014,139)
Balance at June 30, 2024	$746,498,754	$—	$4,943,766	$1,883,704	$13,025,443	$766,351,667
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2024	$(682,079)	$—	$(1,672,432)	$(448,059)	$(406,181)	$(3,208,751)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the six months ended June 30, 2024 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2024	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(6,140,311)	—	(2,724,166)	—	—	(8,864,477)
Accretion/amortization of discounts/premiums	2,459,964	—	—	—	—	2,459,964
Interest paid-in-kind	3,287,401	—	—	46,647	—	3,334,048
Purchases(3)	102,889,809	—	474,538	—	138,396	103,502,743
Sales, paydowns and resolutions(3)	(32,957,252)	—	(9,500,653)	—	(9,890,407)	(52,348,312)
Net realized gain/(loss)	(1,178,119)	—	8,443,178	—	(202,407)	7,062,652
Net change in unrealized appreciation/(depreciation)	1,458,401	—	(11,400,354)	(448,389)	55,411	(10,334,931)
Balance at June 30, 2024	$746,498,754	$—	$4,943,766	$1,883,704	$13,025,443	$766,351,667
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2024	$631,897	$—	$(3,144,182)	$(448,389)	$(706,109)	$(3,666,783)
(1)
There was no investment transferred in to level 3.
(2)
Investments were transferred out from level 3 to level 2 due to existence of significant observable inputs.
(3)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the three months ended June 30, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at April 1, 2023	$623,094,900	$—	$17,878,054	$2,287,902	$8,927,911	$652,188,767
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,822,205	—	—	—	—	1,822,205
Interest paid-in-kind	843,156	—	—	16,516	—	859,672
Purchases(2)	133,133,954	—	95,756	—	65,767	133,295,477
Sales, paydowns and resolutions(2)	(64,219,037)	—	(240,640)	—	—	(64,459,677)
Net realized gain/(loss)	72,306	—	135,000	—	—	207,306
Net change in unrealized appreciation/(depreciation)	(1,596,201)	—	(1,601,257)	(239)	191,704	(3,005,993)
Balance at June 30, 2023	$693,151,283	$—	$16,266,913	$2,304,179	$9,185,382	$720,907,757
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2023	$(952,135)	$—	$(1,459,503)	$(239)	$191,704	$(2,220,173)
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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at June 30, 2024	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$688,878,462	Income Approach	Yield	6.5% - 20.6% (13.5%)	Decrease
			Expected Term(2)	0.3 yrs. - 3.0 yrs. (1.3 yrs.)	Decrease
	57,620,292	Recent Transaction	N/A	N/A	N/A
Equities	4,330,900	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	0.9 yrs.	Decrease
	612,866	Market Comparables	Earnings Multiple	4.0x	Increase
Real Estate Properties	13,025,443	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	1.0 yrs.	Decrease
Trust Interest	1,883,704	Asset Approach	Recovery Rate	2.8%	Increase
Total Level 3 Investments	$766,351,667
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.3 years as of June 30, 2024.

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
6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of June 30, 2024 and December 31, 2023, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 217% and 219%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of June 30, 2024 and December 31, 2023, approximately $29.7 million and $20.4 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

On June 24, 2024, Specialty Credit Facility, LLC (the “Borrower”), a wholly-owned subsidiary of the Fund, entered into Amendment No. 19 to the Revolving Credit Facility (the “Credit Facility Amendment”) with Deutsche Bank AG and the various other parties thereto. The Credit Facility Amendment revised the interest rate applicable to any collateral obligation or advance denominated in Canadian dollars under the Revolving Credit Facility to be the sum of (i) the greater of (x) 0.25% and (y) the term Canadian Overnight Repo Rate Average for a tenor of three months on the day prescribed by the Revolving Credit Facility, and (ii) an adjustment of 0.32138%.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	June 30, 2024
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,880,524	$100,022,000	S+1.72%	7.31%
Class A-1a Notes	104,500,000	104,500,000	104,375,147	104,522,990	S+1.72%	7.31%
Class A-1b Notes	7,500,000	7,500,000	7,491,039	7,183,941	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,992,831	6,017,448	S+1.90%	7.49%
Class A-2b Notes	10,000,000	10,000,000	9,988,052	9,146,223	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,990,442	8,046,559	S+2.00%	7.59%
Class B-2 Notes	8,000,000	8,000,000	7,990,442	7,286,378	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,947,430	43,533,611	S+3.00%	8.59%
Total 2021 CLO	$288,000,000	$288,000,000	$287,655,908	$285,759,150		7.11%

	December 31, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,683,339	$99,350,000	S+1.72%	7.38%
Class A-1a Notes	104,500,000	104,500,000	104,169,090	103,820,750	S+1.72%	7.38%
Class A-1b Notes	7,500,000	7,500,000	7,476,250	6,961,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,981,000	6,015,000	S+1.90%	7.56%
Class A-2b Notes	10,000,000	10,000,000	9,968,334	9,179,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,974,667	7,916,800	S+2.00%	7.66%
Class B-2 Notes	8,000,000	8,000,000	7,974,667	7,163,200	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,860,670	43,062,800	S+3.00%	8.66%
Total 2021 CLO	$288,000,000	$288,000,000	$287,088,017	$283,469,050		7.17%
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables present the details of the Fund’s borrowings as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$29,674,938	$29,674,938	$29,674,938	S+2.85%	8.20%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,655,908	285,759,150	Various	7.11%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	141,908,082	132,820,000	4.00%	4.00%	11/4/2026
Total	$533,000,000	$462,674,938	$459,238,928	$448,254,088

	December 31, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$20,374,938	$20,374,938	$20,374,938	S+2.85%	8.18%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,088,017	283,469,050	Various	7.17%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	142,267,401	131,007,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$453,374,938	$449,730,356	$434,851,488
(1)
Interest rate as of June 30, 2024 and December 31, 2023 was 3-Month SOFR+2.85%. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of June 30, 2024 and December 31, 2023 were calculated using the weighted average interest rate based on the 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
As of June 30, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $1.5 million and unamortized debt issuance costs of $1.6 million, respectively. As of December 31, 2023, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.7 million and unamortized debt issuance costs of $2.0 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of June 30, 2024 and December 31, 2023, under hedge accounting as described above.

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of June 30, 2024 and December 31, 2023.

The components of the Fund's interest and financing expenses for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stated interest expense	$8,231,373	$7,512,322	$16,460,893	$14,601,866
Unfunded fees	108,497	139,818	213,909	418,093
Amortization of deferred financing costs and debt issuance costs	583,989	566,766	1,160,760	1,236,861
Net change in unrealized appreciation/(depreciation) on effective interest rate swaps and hedged item(1)	25,978	17,860	33,370	17,860
Total interest expense(2)	$8,949,837	$8,236,766	$17,868,932	$16,274,680
Weighted average interest rate(3)	7.63%	7.07%	7.66%	7.04%
Average borrowings	$471,524,938	$467,399,938	$469,317,795	$466,246,367
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of June 30, 2024 and December 31, 2023, only cash was pledged by the Fund as collateral under the Derivative Agreements and was included in due from broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average notional value(1)	2024	2023	2024	2023
Interest Rate Swaps(2), hedge accounting	$145,000,000	$120,833,333	$145,000,000	$120,833,333
Interest Rate Swaps(2), non-hedge accounting	20,404,870	40,155,159	20,741,603	40,153,071
Foreign Currency Forward Contracts(3)	36,380,773	28,289,265	38,349,260	32,858,278
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
June 30, 2024
Interest Rate Swaps, hedge accounting(1)	$—	$2,596,685	$(2,596,685)	$2,596,685	$—
Interest Rate Swaps, non-hedge accounting(2)	376,159	65,812	310,347	(310,347)	—
Foreign Currency Forward Contracts	87,882	25,217	62,665	430,000	492,665
December 31, 2023
Interest Rate Swaps, hedge accounting(1)	$—	$1,303,721	$(1,303,721)	$1,303,721	$—
Interest Rate Swaps, non-hedge accounting	459,896	211,244	248,652	(206,056)	42,596
Foreign Currency Forward Contracts(3)	—	764,756	(764,756)	764,756	—
(1)
Over collateralization of $1.7 million is excluded from Collateral (Received)/Pledged at June 30, 2024 and December 31, 2023, respectively.
(2)
Over collateralization of $(0.5) million is excluded from Collateral (Received)/Pledged at June 30, 2024.
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$483,594	$(738,957)	$382,879	$(963,997)
Interest rate swaps	143,487	316,055	495,676	348,124
Total net realized gain (loss) on derivative contracts	$627,081	$(422,902)	$878,555	$(615,873)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(144,668)	$400,340	$827,421	$408
Interest rate swaps	127,733	692,103	61,697	66,018
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(16,935)	$1,092,443	$889,118	$66,426

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

A summary of the composition of the Fund’s unfunded commitments as of June 30, 2024 and December 31, 2023 is shown in the table below:

Portfolio Company	Investment Type	June 30, 2024	December 31, 2023
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$878,780	$878,780
Accela Inc/US	1st Lien Revolver	696,316	908,238
Allentown LLC	1st Lien Revolver	752,999	892,015
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	—	838,565
Artisan Bidco Inc	1st Lien Revolver	1,170,535	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Delayed Draw Term Loan	1,734,145	—
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	—
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Dye & Durham Corp	1st Lien Revolver	—	187,880
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	549,068	—
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,126,895	2,764,963
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	872,027	850,758
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	1,057,350	595,961
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	—
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	121,421	121,421
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	—
LMG Holdings	1st Lien Revolver	690,670	690,670
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,505,185
MIS Acquisition, LLC	1st Lien Revolver	1,098,221	991,056
Mounty US Holdings	1st Lien Revolver	995,726	—
National Dentex Corp	1st Lien Delayed Draw Term Loan	557,586	—
National Dentex Corp	1st Lien Revolver	104,083	371,724
NetSPI Midco Corporation	1st Lien Revolver	767,956	—
Recorded Books Inc (RB Media)	1st Lien Revolver	642,704	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	1,069,200	1,693,649
SBP Holdings LP	1st Lien Revolver	335,224	457,124
SBP Holdings LP	1st Lien Delayed Draw Term Loan	—	65,978
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	122,885	236,317
STV Group, Inc	1st Lien Revolver	—	520,000
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	—
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	217,241	84,750
USA Debusk LLC	1st Lien Delayed Draw Term Loan	3,170,866	—
USA Debusk LLC	1st Lien Revolver	955,223	—
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	594,688	1,621,129
Wrangler Topco, LLC	1st Lien Revolver	1,223,266	1,223,266
Total		$41,954,790	$27,917,449

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

9.
Net Assets

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the Shareholders of any class or series of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize quarterly dividends of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business.

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Six Months Ended June 30,
	2024	2023
Per Share Data(1)
Net asset value, beginning of period	$14.64	$14.39
Net investment income	0.88	0.73
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.11)	(0.05)
Total from operations	0.77	0.68
Dividends declared from net investment income	(0.70)	(0.66)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	0.07	0.02
Net asset value, end of period	$14.71	$14.41
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(2)(6)	5.30%	4.79%
Ratios to average net assets(3)(5)
Interest and financing related expenses	6.62%	6.18%
Other operating expenses(7)	2.14%	2.04%
Incentive compensation, net of clawback(6)	0.92%	0.91%
Offering costs write off(6)	—	0.24%
Total expenses	9.68%	9.37%
Net investment income	12.97%	11.45%
Net assets, end of period	$542,897,723	$531,758,692
Portfolio turnover rate(4)	8.74%	16.85%
Weighted-average debt outstanding	$469,317,795	$466,246,367
Weighted-average interest rate on debt(8)	7.66%	7.04%
Weighted-average shares outstanding	36,907,451	36,907,451

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and dividends declared which reflected the actual amount per share for the applicable period.
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
(5)
Annualized, except for incentive compensation and non-recurring offering costs write off.
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

On August 6, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on August 9, 2024, for Shareholders of record on June 30, 2024.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of June 30, 2024, the portfolio median EBITDA for our portfolio companies was approximately $87.6 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

We focus on U.S. middle market opportunities that have barriers to entry because they entail in-depth due diligence, valuation and collateral analyses; involve complexity; and require speed and certainty of execution and similar features that limit the participation of traditional financing sources. These opportunities are often less competitive and allow us to require more favorable structural and economic terms than available in broader public markets. In addition to investments in U.S. middle market companies, we may invest a portion of our capital in opportunistic investments, including, but not limited to, loans, debt securities (secured and unsecured) and equity. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividends and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through June 30, 2024, we have invested approximately $3.5 billion in 245 portfolio companies, excluding any subsequent exits or repayments. As of June 30, 2024, the fair value of our portfolio was invested approximately 96.7% in first lien secured debt, 0.6% in second lien debt, 0.4% in subordinated and unsecured debt, 0.7% in equity investments and 1.6% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $30.9 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of June 30, 2024, the fair value of the Fund’s total assets was comprised of approximately 82.2% of “qualifying assets.”

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

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the 1940 Act, our total borrowings are limited. We are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 200% immediately after such borrowing. This means that we can borrow up to $1 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

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

Portfolio and Investment Activity

As of June 30, 2024 and December 31, 2023, we had investments in 89 and 81 portfolio companies, respectively, with an aggregate fair value of $931.2 million and $876.2 million, respectively; our portfolio had an average portfolio company investment size of $10.5 million and $10.8 million based on fair value, respectively. For the six months ended June 30, 2024 and June 30, 2023, our average investment portfolio size based on fair value was $908.3 million and $820.9 million respectively.

The table below summarizes our investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$909.6	$900.2	96.7%	$832.5	$821.9	93.8%
Second-lien debt	5.8	5.3	0.6%	5.8	5.7	0.7%
Subordinated and Unsecured Debt	4.2	4.1	0.4%	3.8	3.7	0.4%
Equities	15.1	6.7	0.7%	15.7	19.7	2.2%
Other investments	17.8	14.9	1.6%	27.7	25.2	2.9%
Total	$952.5	$931.2	100.0%	$885.5	$876.2	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$936.5	98.3%	$917.4	98.5%	$869.5	98.2%	$860.5	98.2%
Non-accrual(1)	16.0	1.7%	13.8	1.5%	16.0	1.8%	15.7	1.8%
Total	$952.5	100.0%	$931.2	100.0%	$885.5	100.0%	$876.2	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended June 30, 2024, we funded an aggregate principal amount of $63.8 million. We funded $48.2 million in 6 new portfolio companies and $15.6 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.9 years. For the same period, we received $(47.9) million of aggregate repayments, paydowns and sales.

For the three months ended June 30, 2023, we funded an aggregate principal amount of $133.4 million.We funded $104.3 million in 8 new portfolio company and $29.1 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.0 years. For the same period, we received $(87.4) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended June 30, 2024 and June 30, 2023 is presented below:

	For the Three Months Ended June 30,
($ in millions)	2024	2023
Investment funded:
New purchases	$48.2	$104.3
Follow-ons	15.6	29.1
Total	$63.8	$133.4
Investments funded(1):
First-lien debt	$62.6	$133.2
Second-lien debt	—	—
Other debt	1.1	—
Equities	—	0.1
Other investments	0.1	0.1
Total	$63.8	$133.4
Investments sold or repaid(1):
First-lien debt	$(36.0)	$(87.2)
Second-lien debt	—	—
Other secured debt	(2.4)	—
Equities	(9.5)	(0.2)
Other investments	—	—
Total	$(47.9)	$(87.4)
Number of new investment commitments in new portfolio companies	6	8
Average new investment fundings in new portfolio companies	$8.0	$13.0
Weighted average term (years) for new investments in new portfolio companies	5.9	5.0
Percentage of new floating rate debt investments at fair value	100.0%	100.0%
Weighted average yield of new investments at fair value	11.3%	13.9%
Weighted average spread over SOFR of new floating rate investments at fair value	5.7%	8.0%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average yield of portfolio	12.4%	12.5%
Weighted average yield of performing debt investments	12.9%	13.4%
Weighted average interest rate of performing debt investments	12.2%	12.5%
Weighted average spread over SOFR of floating rate performing investments	7.1%	7.2%

Results of Operations

Operating results for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Total investment income	$30.7	$27.8	$61.1	$54.8
Less: Total expenses	13.9	13.5	28.6	27.7
Net investment income	16.8	14.3	32.5	27.1
Net realized gain (loss)	8.4	(0.9)	6.9	(2.3)
Net change in unrealized gain (loss)	(13.6)	(0.4)	(11.1)	0.3
Net increase (decrease) in net assets resulting from operations	$11.6	$13.0	$28.3	$25.1

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest income, excluding PIK interest	$29.0	$26.5	$57.7	$53.0
PIK interest income	1.7	0.9	3.4	1.4
Dividend income	—	—	—	—
Other income	—	0.4	—	0.4
Total investment income	$30.7	$27.8	$61.1	$54.8

For the three months ended June 30, 2024, total investment income of $30.7 million increased by approximately $2.9 million from $27.8 million for the three months ended June 30, 2023, primarily due to an increase in interest income (excluding PIK) of $2.5 million. The increase in interest income (excluding PIK) was primarily driven by an increase in average portfolio size of $100.6 million at fair value.

For the six months ended June 30, 2024, total investment income of $61.1 million increased by approximately $6.3 million from $54.8 million for the six months ended June 30, 2023, primarily due to an increase in interest income (excluding PIK) of approximately $4.7 million. The increase in interest income (excluding PIK) was largely due to an increase in average portfolio size of $87.3 million at fair value, partially offset by a decrease in annualized yield (excluding PIK) of approximately 24 basis points.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Interest and financing expenses	$8.9	$8.2	$17.8	$16.3
Management fee	1.0	1.0	2.1	2.1
Income incentive compensation	2.9	2.6	5.7	4.8
Incentive compensation clawback	(0.8)	—	(0.7)	—
Professional fees	0.7	0.7	1.3	1.4
Administration fees	0.6	0.6	1.1	1.1
Participation expenses	0.1	—	0.2	—
Trustee fees	0.1	0.1	0.2	0.2
Offering costs write off	—	—	—	1.3
Other general and administrative expenses	0.4	0.3	0.9	0.5
Total expenses	$13.9	$13.5	$28.6	$27.7

For the three months ended June 30, 2024, total expenses increased $0.4 million to $13.9 million from $13.5 million for the three months ended June 30, 2023. Interest and financing expenses for the three months ended June 30, 2024 increased $0.7 million over prior period, primarily due to an increase in weighted average borrowing costs of approximately 57 basis points primarily driven by the SOFR rate increase. Additionally, for the three months ended June 30, 2024, Income Incentive Compensation increased approximately $0.3 million, which was offset by ($0.8) million change in the Incentive Compensation Clawback.

For the six months ended June 30, 2024, total expenses increased $0.9 million to $28.6 million from $27.7 million for the six months ended June 30, 2023. Interest and financing expenses for the six months ended June 30, 2024 increased $1.6 million over the same period in the prior year, primarily due to an increase in annualized weighted average borrowing costs of approximately 62 basis points primarily driven by the SOFR rate increase. Additionally, Income Incentive Compensation increased by approximately $1.1 million for the six month period ended June 30, 2024 relative to the same period in the prior year. These increases were partially offset by the nonrecurring deferred offering costs write off of $1.3 million for the six months ended June 30, 2023.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss):
Investments	$7.8	$(0.6)	$6.2	$(2.1)
Foreign currency ("FX") transactions and FX forward contracts	0.4	(0.6)	0.2	(0.5)
Interest rate swaps	0.1	0.3	0.5	0.3
Total net realized gain (loss)	8.3	(0.9)	$6.9	$(2.3)
Net change in unrealized appreciation (depreciation):
Investments	(13.5)	(1.4)	$(12.0)	$0.2
Translation in FX and FX forward contracts	(0.2)	0.3	0.9	—
Interest rate swaps	0.1	0.7	0.1	0.1
Total net change in unrealized appreciation (depreciation)	$(13.6)	$(0.4)	$(11.0)	$0.3

Net Realized Gain (Loss)

For the three months ended June 30, 2024 and June 30, 2023, net realized gain (loss) on investments was $7.8 million and $(0.6) million, respectively, primarily driven by exits in two portfolio companies and one portfolio companies, respectively.

For the six months ended June 30, 2024 and June 30, 2023, net realized gain (loss) on investments was $6.2 million and $(2.1) million, respectively, primarily driven by three portfolio company investments with respective realized losses greater than $1.0 million and two portfolio companies, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended June 30, 2024 and June 30, 2023, net change in unrealized appreciation (depreciation) on investments was $(13.5) million and $(1.4) million, respectively. For the three months ended June 30, 2024, we had gross unrealized appreciation of $5.5 million, primarily driven by an increase in the fair value of our debt investments; we had gross unrealized depreciation of $(19.0) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended June 30, 2023, we had gross unrealized appreciation of $6.7 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(8.1) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million.

For the six months ended June 30, 2024 and June 30, 2023, net change in unrealized appreciation (depreciation) on investments was $(12.0) million and $0.2 million, respectively. For the six months ended June 30, 2024 , we had gross unrealized appreciation of $9.9 million, primarily driven by an increase in the fair value of our debt investments; we had gross unrealized depreciation of $(21.9) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million. For the six months ended June 30, 2023, we had gross unrealized appreciation of $11.1 million, primarily driven by four portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(10.9) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through June 30, 2024, we have fully exited investments in 156 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.2%, or unlevered internal rate of return (net of expenses) of 10.2%. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2024 and December 31, 2023, our asset coverage ratio was 217% and 219%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of June 30, 2024 and December 31, 2023, our unfunded portfolio commitments were approximately $42.0 million and $27.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of June 30, 2024, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2024, we had approximately $70.3 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of June 30, 2024, we had $63.3 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $(39.4) million, primarily driven by payments for the purchase of investments of $(132.8) million, net change in unsettled transactions of $(14.1) million and other operating activity of $(0.2) million, partially offset by proceeds from sales, paydowns and resolutions of investments of $79.4 million and an increase in net assets resulting from operations of $28.3 million. Lastly, cash used in financing activities was $(16.5) million, primarily due to dividends paid of $(25.8) million, partially offset by to net proceeds from borrowings of $9.3 million.

Contractual Obligations

As of June 30, 2024, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2021 CLO	$288.0	$—	$—	$—	$288.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	29.7	—	—	29.7	—
Total Contractual Obligations	$462.7	$—	$145.0	$29.7	$288.0

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

	June 30, 2024
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	7.31%
Class A-1a Notes	104.5	104.5	S+1.72%	7.31%
Class A-1b Notes	7.5	7.5	2.45%	2.45%
Class A-2a Notes	6.0	6.0	S+1.90%	7.49%
Class A-2b Notes	10.0	10.0	2.81%	2.81%
Class B-1 Notes	8.0	8.0	S+2.00%	7.59%
Class B-2 Notes	8.0	8.0	2.94%	2.94%
Class C Notes	44.0	44.0	S+3.00%	8.59%
Total 2021 CLO	$288.0	$288.0		7.11%
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

Revolving Credit Facility

On October 17, 2017, Specialty Credit Facility, LLC (the "Borrower"), a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent and U.S. Bank National Association as collateral agent. On June 24, 2024, the Borrower entered into Amendment No. 19 to the Revolving Credit Facility (the “Credit Facility Amendment”). The Credit Facility Amendment revised the interest rate applicable to any collateral obligation or advance denominated in Canadian dollars under the Revolving Credit Facility to be the sum of (i) the greater of (x) 0.25% and (y) the term Canadian Overnight Repo Rate Average for a tenor of three months on the day prescribed by the Revolving Credit Facility, and (ii) an adjustment of 0.32138%.

As of June 30, 2024, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of June 30, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2024	December 31, 2023
First Lien Secured Debt	$41.7	$27.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$42.0	$27.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of June 30, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Valuation of Investments and Derivative Contracts

The Board of Trustees has designated the Adviser as the Fund’s valuation designee pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Accordingly, the Adviser has appointed its BDC Valuation Committee with the responsibility for fair value determinations pursuant to valuation procedures adopted for the Fund. The Board of Trustees oversees the Adviser in its role as valuation designee in accordance with the requirements of Rule 2a-5 under the 1940 Act.

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

Recent Developments

On August 6, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on August 9, 2024, for Shareholders of record on June 30, 2024.

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

As of June 30, 2024, approximately 92.6% of our total debt investments at fair value (or 94.0% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 96.2% of our performing debt investments based on fair value were effectively floating rate investments as of June 30, 2024. Our Revolving Credit Facility and a majority of the 2021 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of June 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	June 30, 2024
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$25.4	$(13.1)	$12.3
Up 200 basis points	16.9	(8.7)	8.2
Up 100 basis points	8.5	(4.4)	4.1
Up 50 basis points	4.2	(2.2)	2.0
Down 50 basis points	(4.3)	2.2	(2.1)
Down 100 basis points	(8.6)	4.4	(4.2)
Down 200 basis points	(17.1)	8.7	(8.4)
Down 300 basis points	(24.9)	13.1	(11.8)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Specialty Lending Fund

Date: August 12, 2024	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: August 12, 2024	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer