Form 10-Q
period 2024-09-30
Silver Point Specialty Lending Fund
filed 2024-11-12
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 36,907,451 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $870,210,341 and $808,399,961, respectively)	$859,359,424	$808,932,858
Non-controlled, affiliated investments (amortized cost of $15,250,737 and 14,673,357, respectively)	16,493,151	14,315,483
Controlled investments (amortized cost of $49,425,669 and $62,397,504, respectively)	33,271,543	52,948,918
Total investments, at fair value (amortized cost of $934,886,747 and $885,470,822, respectively)	909,124,118	876,197,259
Cash and cash equivalents	58,163,672	25,909,439
Restricted cash and cash equivalents	17,412,249	89,133,845
Foreign cash held at banks (cost of $66,333 and $4,284,056, respectively)	68,956	4,226,191
Receivable for unsettled transactions	3,622,467	4,685,132
Interest receivable	9,166,016	9,340,473
Incentive compensation clawback (Note 3)	6,897,929	5,278,193
Foreign currency forward contracts, at fair value	57,604	—
Interest rate swaps, at fair value	290,892	459,896
Due from broker	4,566,466	5,107,476
Deferred financing costs	296,368	697,546
Other assets	802,795	824,346
Total assets	$1,010,469,532	$1,021,859,796

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,854,751 and $2,879,010, respectively)	$454,721,573	$449,730,356
Payable for unsettled transactions	214,977	14,567,040
Interest payable	2,932,411	5,634,951
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	3,092,717	3,156,749
Interest rate swaps, at fair value	537,346	1,514,965
Foreign currency forward contracts, at fair value	16,755	764,756
Payable to Trustees	14,521	—
Other liabilities	3,225,007	3,065,646
Accrued expenses	2,310,473	1,970,451
Total liabilities	468,095,450	481,434,584

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(11,237,689)	(13,186,559)
Total net assets	542,374,082	540,425,212
Total liabilities and net assets	$1,010,469,532	$1,021,859,796
Net asset value per share	$14.70	$14.64

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$29,663,480	$27,460,022	$86,001,919	$79,520,209
PIK interest income	1,694,747	1,089,653	4,737,201	2,496,751
Other income	33,850	11,045	60,322	404,824
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	380,599	520,188	1,101,787	520,188
PIK interest income	167,183	—	461,506	—
Controlled investments:
Interest income (excluding PIK interest)	302,686	485,518	948,189	1,408,213
PIK interest income	25,775	19,655	72,422	51,573
Total investment income	32,268,320	29,586,081	93,383,346	84,401,758

Expenses:
Interest and financing expenses	8,766,259	8,552,658	26,635,191	24,827,338
Management fee (Note 3)	1,029,670	1,029,670	3,089,010	3,089,010
Income incentive compensation (Note 3)	3,092,717	2,688,484	8,802,443	7,508,253
Incentive compensation clawback (Note 3)	(905,529)	(4,482,674)	(1,619,735)	(4,482,674)
Professional fees	658,206	786,703	1,979,441	2,143,149
Administration fees	541,449	566,933	1,658,323	1,744,815
Participation expenses	124,818	—	376,654	—
Trustee fees	87,978	88,219	262,021	261,780
Offering costs write off	—	—	—	1,272,403
Other general and administrative expenses	485,503	440,263	1,344,523	1,038,843
Total expenses	13,881,071	9,670,256	42,527,871	37,402,917

Net investment income	18,387,249	19,915,825	50,855,475	46,998,841

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(36,090)	(9,476,910)	6,368,446	(11,587,924)
Controlled investments	—	317,952	(202,407)	317,952
Foreign currency transactions	22,885	25,402	(120,857)	490,803
Foreign currency forward contracts	(1,402,867)	851,198	(1,019,988)	(112,799)
Interest rate swaps	78,971	(299,446)	574,647	48,678
Total net realized gain (loss)	(1,337,101)	(8,581,804)	5,599,841	(10,843,290)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,091,960)	11,200,341	(11,383,814)	14,378,637
Non-controlled/affiliated investments	1,619,514	(1,051,883)	1,600,288	(1,051,883)
Controlled investments	(2,997,153)	(701,973)	(6,705,540)	(3,646,402)
Translation of assets and liabilities in foreign currencies	(21,948)	(170,784)	10,960	(151,829)
Foreign currency forward contracts	(21,816)	208,019	805,605	208,427
Interest rate swaps	(142,818)	303,536	(81,121)	369,554
Total net change in unrealized appreciation (depreciation)	(4,656,181)	9,787,256	(15,753,622)	10,106,504
Net gain (loss)	(5,993,282)	1,205,452	(10,153,781)	(736,786)
Net increase (decrease) in net assets resulting from operations	$12,393,967	$21,121,277	$40,701,694	$46,262,055
Net investment income per share (Basic and Dilutive)	$0.50	$0.54	$1.38	$1.27
Earnings per share (Basic and Dilutive)	$0.34	$0.57	$1.10	$1.25
Weighted average shares outstanding	36,907,451	36,907,451	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income	$18,387,249	$19,915,825	$50,855,475	$46,998,841
Net realized gain (loss)	(1,337,101)	(8,581,804)	5,599,841	(10,843,290)
Net change in unrealized appreciation (depreciation)	(4,656,181)	9,787,256	(15,753,622)	10,106,504
Net increase (decrease) in net assets resulting from operations	12,393,967	21,121,277	40,701,694	46,262,055
Distributions (Note 9)
Dividends	(12,917,608)	(12,917,608)	(38,752,824)	(37,276,526)
Net decrease in net assets resulting from distributions	(12,917,608)	(12,917,608)	(38,752,824)	(37,276,526)
Net increase (decrease) in net assets	(523,641)	8,203,669	1,948,870	8,985,529
Net assets, beginning of period	542,897,723	531,758,692	540,425,212	530,976,832
Net assets, end of period	$542,374,082	$539,962,361	$542,374,082	$539,962,361

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$40,701,694	$46,262,055
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(5,479,697)	(6,700,435)
Amortization of deferred financing costs and debt issuance costs	1,813,012	1,779,869
Offering costs write off	—	1,272,403
Payments for purchase of investments	(215,833,383)	(232,454,846)
Proceeds from sales, paydowns and resolutions of investments	183,672,362	192,624,559
Interest paid-in-kind	(5,271,129)	(2,548,324)
Participation expenses paid-in-kind	159,361	—
Net realized (gain) loss from investments	(6,166,039)	11,269,972
Net change in unrealized (appreciation) depreciation from investments	16,489,066	(9,680,352)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(805,605)	(208,427)
Net change in unrealized (appreciation) depreciation from interest rate swaps	81,121	(369,554)
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	20,431	(23,427)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	1,062,665	(5,819,441)
Interest receivable	(163,582)	(3,000,421)
Incentive compensation clawback	(1,619,736)	(4,482,674)
Due from broker	541,010	(1,559,328)
Other assets	21,551	402,474
Due to broker	—	854,529
Payable for unsettled transactions	(14,352,063)	(2,393,266)
Interest payable	(2,702,540)	2,123,260
Management fees payable to an affiliate	—	—
Income incentive compensation payable to an affiliate	(64,032)	541,895
Interest rate swaps accrual, net	(243,210)	334,211
Payable to Trustees	14,521	14,280
Accrued expenses	340,023	(477,103)
Net cash provided by (used in) operating activities	(7,784,199)	(12,238,091)
Cash flows from financing activities
Proceeds from debt borrowings	357,600,000	35,900,000
Principal debt payments	(352,300,000)	(51,000,000)
Payment of deferred financing costs and debt issuance costs	(2,387,575)	(1,069,410)
Dividends paid	(38,752,824)	(37,276,526)
Net cash provided by (used in) financing activities	(35,840,399)	(53,445,936)
Net increase (decrease)	(43,624,598)	(65,684,027)

Beginning of period balance(1)	119,269,475	171,794,720
End of period balance(1)	$75,644,877	$106,110,693
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$26,930,405	$20,242,740
Cash paid during the period for income taxes	$70,156	$85,554

	September 30,
	2024	2023
Cash and cash equivalents	$58,163,672	$55,726,130
Foreign cash held at banks	68,956	3,083,612
Restricted cash and cash equivalents	17,412,249	47,300,951
Total	$75,644,877	$106,110,693

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
1440 Foods Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+6.00%, 1.00% Floor	10.85%	12/20/2023	12/20/2029	$7,790,270	$7,614,047	$7,690,194	1.42%
48Forty Solutions LLC⁽⁷⁾	1st Lien Term Loan	Industrial Products & Services	S+6.10%, 1.00% Floor	11.30	4/8/2022	11/30/2026	6,445,554	6,375,876	5,371,722	0.99
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.61%, 1.00% Floor	11.46	11/23/2022	11/23/2027	8,420,964	8,273,304	8,493,991	1.57
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+6.61%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(13,812)	8,064	0.00
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	10.85	9/1/2023	9/3/2030	10,596,118	10,423,954	10,500,254	1.94
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(15,352)	(8,217)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.87	10/18/2021	3/26/2029	19,398,303	18,015,368	19,026,775	3.51
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	11.70	5/24/2022	5/24/2027	13,450,653	13,215,118	13,215,097	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.19	4/22/2022	4/22/2027	11,510,987	11,369,134	11,380,625	2.10
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.21	4/22/2022	4/22/2027	1,715,970	1,703,526	1,696,537	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.00	4/22/2022	4/22/2027	1,158,461	741,161	736,629	0.14
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	10.25	5/2/2023	5/2/2030	5,792,951	5,642,000	5,788,353	1.07
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(13,724)	(5,426)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Airline & Airport Services	12.00%	12.00	12/19/2023	12/28/2025	6,658,386	6,658,386	7,193,054	1.33
Amerijet Holdings Inc⁽⁷⁾⁽²⁹⁾	1st Lien Term Loan	Airline & Airport Services	S+7.26%, 1.00% Floor	12.51	12/28/2021	12/28/2025	14,099,141	13,946,226	13,196,796	2.43
Amerijet Holdings Inc⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Airline & Airport Services	S+7.26%, 1.00% Floor (0.50% on unfunded)	12.51	12/28/2021	12/28/2025	2,536,322	2,512,730	2,373,871	0.44
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	S+6.10%, 2.00% Floor	10.95	7/20/2021	7/21/2027	4,850,000	4,796,166	4,783,791	0.88
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁷⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	11.29	5/26/2022	5/26/2028	2,193,931	2,163,949	2,181,674	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Consumer Products	S+10.76%, 2.00% Floor	15.37	5/24/2023	5/24/2028	10,269,361	10,108,177	9,890,111	1.82
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Consumer Products	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,563	(12,254)	(29,515)	(0.01)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.12	11/6/2023	11/7/2029	3,968,557	3,863,087	3,896,661	0.72
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.54	11/7/2023	11/7/2029	€7,118,991	7,447,434	7,787,322	1.44
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(29,845)	(20,882)	(0.00)
Aspire Bakeries Holdings⁽⁹⁾	1st Lien Term Loan	Food Products	S+4.25%	9.10	12/15/2023	12/23/2030	6,169,000	6,112,554	6,178,007	1.14
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.45	5/26/2023	6/1/2025	6,623,459	6,591,456	6,599,564	1.22
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	11.35	3/19/2024	3/19/2031	2,119,510	2,088,842	2,084,039	0.38
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	11.35	3/19/2024	3/19/2031	4,817,068	3,026,835	3,002,307	0.55
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(10,674)	(12,924)	(0.00)
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.88%, 0.75% Floor	11.49	9/28/2021	9/20/2027	15,740,289	15,313,834	15,346,410	2.83
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.87	6/10/2021	6/11/2027	4,161,005	4,138,071	4,012,592	0.74
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.87	11/19/2021	6/11/2027	2,594,534	2,581,861	2,501,993	0.46
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	12.21	12/13/2018	6/2/2026	9,033,546	8,870,985	7,772,605	1.43

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.53%	2/17/2021	3/31/2027	$22,765,456	$22,450,137	$20,639,838	3.81%
Circle Graphics Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.53	7/12/2021	3/31/2027	531,708	520,773	482,063	0.09
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽²⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+11.51%, 1.50% Floor	16.12	8/20/2019	9/4/2025	8,660,849	8,403,148	8,483,528	1.56
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	11.06	10/10/2023	10/10/2030	3,494,911	3,415,767	3,414,912	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(8,634)	(8,950)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	10.75	2/27/2023	2/27/2030	10,325,276	10,099,281	10,331,245	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.50%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(12,787)	534	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(12,994)	99	0.00
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.50%, 0.50% Floor	7.35	12/27/2023	11/30/2028	3,962,261	3,970,776	3,963,192	0.73
Covanta Holding Corp⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+2.75%, 0.50% Floor	7.85	2/2/2024	11/30/2028	2,793,363	2,788,569	2,795,333	0.52
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	11.35	11/8/2023	11/8/2030	9,501,470	9,288,001	9,278,867	1.71
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(21,440)	(23,222)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	13.23	8/30/2023	8/30/2027	19,042,852	18,590,854	18,518,297	3.41
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+4.85%, 1.00% Floor	9.91	2/19/2021	7/22/2025	3,448,571	3,438,109	3,359,477	0.62
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.50%, 0.75% Floor	10.78	1/19/2024	1/20/2031	2,291,747	2,249,639	2,248,853	0.41
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.50%, 0.75% Floor (1.00% on unfunded)	10.78	1/19/2024	1/20/2031	742,019	184,521	179,096	0.03
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Professional Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,281)	(3,438)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.02	9/1/2023	9/4/2029	7,580,251	7,448,639	7,446,217	1.37
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,126,895	(17,568)	(37,614)	(0.01)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.91	9/1/2023	9/4/2029	1,063,447	301,604	300,296	0.06
GHX Ultimate Parent Corp⁽⁹⁾	1st Lien Term Loan	Healthcare	S+4.00%, 0.50% Floor	9.13	2/14/2024	6/30/2027	1,574,990	1,573,658	1,578,927	0.29
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	11.60	4/19/2023	4/19/2030	9,877,525	9,652,334	9,838,294	1.81
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	11.60	4/19/2023	4/19/2030	1,920,868	185,339	202,244	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	11.60	4/19/2023	4/19/2029	1,345,718	450,022	476,161	0.09
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	10.58	2/16/2024	8/11/2028	4,931,999	4,734,642	4,795,466	0.88
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³²⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	14.35	10/26/2023	10/26/2028	19,174,568	18,716,728	19,096,010	3.52
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.50%, 1.00% Floor	11.79	7/16/2024	7/16/2029	10,511,247	10,204,467	10,201,133	1.88
Health Catalyst Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 1.00% Floor (1.50% on unfunded)	1.50	7/16/2024	7/16/2029	8,408,998	(241,632)	(245,777)	(0.05)
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	12.35	9/6/2019	12/31/2024	24,243,311	24,186,174	24,126,947	4.45
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	12.15	10/17/2022	11/1/2025	14,926,857	14,811,361	14,799,688	2.73
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor	12.25	11/3/2021	11/5/2026	16,037,972	15,671,554	13,672,612	2.52
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(58,613)	87,108	0.02
Instructure Holdings Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+3.01%, 0.50% Floor	8.07	1/9/2024	10/30/2028	4,961,832	4,983,556	4,943,746	0.91
iPark Riverdale (aka Rising Ground Yonkers)⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.00%, 3.75% Floor	11.20	12/23/2022	12/31/2024	6,526,401	6,455,434	6,432,407	1.19
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	11.62	12/20/2023	11/9/2028	4,602,151	4,523,062	4,521,889	0.83
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(10,525)	(10,893)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 2.50% Floor	16.21%	7/23/2021	7/23/2027	$18,520,320	$18,342,290	$17,447,203	3.22%
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁴⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 2.50% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(28,971)	(0.01)
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.70	12/1/2022	5/29/2026	4,568,481	4,418,680	4,447,394	0.82
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	10.35	8/15/2024	8/27/2029	11,314,275	10,978,914	10,985,482	2.03
Likewize Corp⁽⁶⁾⁽¹⁰⁾⁽²⁴⁾	1st Lien Delayed Draw Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor (2.88% on unfunded)	2.88	8/15/2024	8/27/2029	1,028,570	—	(29,890)	(0.01)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	11.87	6/30/2021	7/15/2027	11,100,000	10,943,283	8,917,018	1.64
Manchester Acquisition Sub LLC⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	10.92	11/16/2021	12/1/2026	5,161,791	5,025,510	4,800,465	0.89
Medline Borrower LP⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+2.75%, 0.50% Floor	7.60	12/27/2023	10/23/2028	5,410,355	5,443,022	5,410,084	1.00
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	11.00	5/31/2023	5/31/2030	17,651,692	17,345,805	17,477,491	3.22
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(27,893)	(19,338)	(0.00)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	11.88	11/17/2023	11/17/2028	17,571,810	17,145,460	17,244,127	3.18
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	1,098,221	(28,166)	(18,944)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	10.22	6/30/2022	6/30/2029	8,622,742	8,512,571	8,546,273	1.58
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	11.10	5/17/2024	5/17/2030	6,952,662	6,817,655	6,876,182	1.27
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030	995,726	(18,847)	(15,434)	(0.00)
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.75	10/26/2020	4/3/2026	11,631,761	11,510,640	10,934,372	2.02
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.75	10/26/2020	4/3/2026	5,854,484	5,791,268	5,504,499	1.01
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	13.48	4/4/2024	4/3/2026	929,310	343,232	319,107	0.06
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	12.04	10/26/2020	4/3/2026	1,486,897	1,182,895	1,104,468	0.20
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	10.99	5/31/2024	5/31/2029	6,911,607	6,779,231	6,807,933	1.26
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(14,325)	(13,439)	(0.00)
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+10.10%, 1.00% Floor	15.35	3/19/2019	3/20/2026	1,994,931	1,994,871	1,835,337	0.34
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.65	6/30/2023	6/30/2027	19,442,266	19,154,725	19,236,274	3.55
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Power Generation	S+6.00%, 1.00% Floor	11.06	8/30/2024	3/1/2027	17,632,636	17,121,359	17,104,772	3.15
Peloton Interactive Inc⁽¹⁰⁾	1st Lien Term Loan	Consumer Products	S+6.00%	10.85	5/23/2024	5/30/2029	10,817,072	10,713,089	10,845,466	2.00
Pixelle Receivables SPE, LLC⁽⁷⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%	12.02	6/11/2024	6/12/2025	1,020,636	1,006,625	1,022,678	0.19
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	10.83	8/31/2023	9/3/2030	8,807,428	8,651,633	8,676,885	1.60
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	10.78	8/31/2023	8/31/2028	642,704	402,788	406,116	0.07
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.85	3/27/2023	3/27/2028	5,253,120	5,105,956	5,205,379	0.96
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.97	3/27/2023	3/27/2028	755,893	733,832	749,023	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	9.98	11/30/2023	3/27/2028	1,690,882	767,642	777,709	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(6,916)	(13,220)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+4.0%, 1.00% Floor (0.50% on unfunded)	12.00	3/27/2023	3/27/2028	838,328	119,771	126,380	0.02
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	11.75	6/21/2023	6/21/2029	12,445,757	12,126,334	11,831,261	2.18
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.86	6/21/2023	6/21/2029	1,164,025	717,514	684,508	0.13

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	10.35%	2/18/2022	2/18/2029		$3,781,071	$3,728,186	$3,781,071	0.70%
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	10.35	2/18/2022	2/18/2029		945,268	462,096	472,634	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029		236,317	(2,958)	—	—
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Energy	S+6.00%, 1.00% Floor	11.10	9/11/2024	9/11/2029		13,400,803	13,136,301	13,132,787	2.42
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.75	5/11/2022	5/19/2028		19,277,434	18,933,881	15,241,221	2.81
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	11.32	7/2/2024	7/22/2027		14,702,584	14,424,882	14,638,130	2.70
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	7/2/2024	7/22/2027		3,203,177	(29,445)	(14,042)	(0.00)
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+5.75%, 0.75% Floor	10.92	8/5/2024	8/5/2030		16,713,556	16,309,553	16,303,969	3.01
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Consumer Products	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/5/2024	8/5/2030		1,560,081	(37,367)	(37,892)	(0.01)
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.95	1/12/2024	1/11/2030		15,161,402	14,817,007	14,816,030	2.73
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, (1.50% on unfunded)	1.50	1/12/2024	1/11/2030		5,984,764	(65,877)	(136,331)	(0.03)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽¹⁵⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	14.70	10/15/2020	10/15/2025		15,104,956	14,747,589	14,539,350	2.68
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁵⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	14.70	10/15/2020	10/15/2025		1,286,055	1,119,358	1,098,244	0.20
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	11.06	3/1/2024	3/1/2030		19,932,808	19,322,797	19,934,461	3.68
Toll Northeast V Corporation⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial	5.50%	5.50	3/28/2024	3/28/2025		5,062,500	5,024,528	5,021,482	0.93
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	10.95	12/23/2021	12/31/2028		6,450,306	6,375,777	6,379,466	1.18
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor	9.85	4/30/2024	4/30/2031		8,620,791	8,495,635	8,577,687	1.58
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.37	4/30/2024	4/30/2031		3,170,866	331,676	340,868	0.06
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.97	4/30/2024	4/30/2030		1,189,075	596,485	598,204	0.11
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.75	1/12/2023	4/5/2029		11,192,878	10,924,783	10,977,406	2.02
Vensure Employer Services Inc⁽⁷⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.64	9/27/2024	9/27/2031		4,439,905	4,395,564	4,395,506	0.81
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031		1,260,541	(6,293)	(6,303)	(0.00)
Voyant Beauty⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 1.00% Floor	14.60	5/13/2022	5/13/2027		9,700,511	9,503,207	9,372,029	1.73
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.60%	13.45	6/2/2023	10/31/2024		4,349,159	4,335,640	4,414,396	0.81
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.91	7/7/2023	9/20/2029		13,852,829	13,533,067	13,715,120	2.53
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/20/2024	9/20/2029		1,118,895	(5,570)	(11,123)	(0.00)
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029		1,502,990	(31,046)	(14,942)	(0.00)
Total United States of America 1st Lien/Secured Loans									781,848,999	771,230,737	142.23
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	13.60	5/26/2023	5/26/2026		6,438,514	6,241,011	6,688,972	1.23
Total Australia 1st Lien/Secured Loans									6,241,011	6,688,972	1.23
Canada
Dye & Durham Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+4.35%, 1.00% Floor	8.95	4/4/2024	4/14/2031		2,443,769	2,408,564	2,452,933	0.45
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	C+8.30%, 0.75% Floor	12.53	10/21/2021	10/22/2027	C$	4,967,966	3,883,771	3,704,448	0.68
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	S+8.15%, 0.75% Floor	13.22	10/21/2021	10/22/2027		13,908,080	13,770,461	14,025,465	2.59
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	10.19	5/22/2024	5/22/2030		12,767,231	12,580,262	12,665,093	2.34
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030		1,422,136	(20,047)	(19,910)	(0.00)
Total Canada 1st Lien/Secured Loans									32,623,011	32,828,029	6.06

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	17.94%	12/15/2021	12/15/2026	$6,817,365	$6,760,784	$6,774,242	1.25%
Total Cayman Islands 1st Lien/Secured Loans								6,760,784	6,774,242	1.25
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	11.20	12/3/2021	12/15/2026	4,038,546	3,997,698	4,000,516	0.74
Total Netherlands 1st Lien/Secured Loans								3,997,698	4,000,516	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+8.51%, 0.75% Floor	13.33	6/9/2021	6/23/2026	5,755,242	5,559,954	5,762,436	1.06
Total Singapore 1st Lien/Secured Loans								5,559,954	5,762,436	1.06
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Leisure	SONIA+7.50%, 2.50% Floor	12.70	1/26/2024	2/6/2030	£4,144,171	5,135,945	5,401,183	1.00
Total United Kingdom 1st Lien/Secured Loans								5,135,945	5,401,183	1.00
Total 1st Lien/Secured Loans								842,167,402	832,686,115	153.57
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.44	11/19/2021	6/11/2028	2,572,287	2,547,141	2,247,878	0.41
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.37	6/10/2021	6/11/2028	3,333,333	3,301,066	2,912,945	0.54
Total United States of America 2nd Lien Term Loan								5,848,207	5,160,823	0.95
Total 2nd Lien/Secured Loans								5,848,207	5,160,823	0.95
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁶⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026	17,332,429	15,976,413	14,385,916	2.65
Total United States of America Senior Secured Bonds								15,976,413	14,385,916	2.65
United Kingdom
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026	£4,268,000	5,904,742	5,488,204	1.01
Total United Kingdom Senior Secured Bonds								5,904,742	5,488,204	1.01
Total Senior Secured Bonds								21,881,155	19,874,120	3.66
Equities
United States of America
Beauty Health Co⁽²³⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,315,382	0.24
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²³⁾	Common Equities	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	313,577	322,984	0.06
Total United States of America Equities								313,577	1,638,366	0.30
Total Equities								313,577	1,638,366	0.30
Total Non-Controlled/Non-Affiliated Investments								870,210,341	859,359,424	158.48%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³⁰⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50%	8/8/2023	11/9/2026	€10,130,042	$11,017,783	$11,222,394	2.07%
Total 1st Lien/Secured Loans								11,017,783	11,222,394	2.07
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³⁰⁾	Subordinated Bonds	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,907,267	4,232,954	5,270,757	0.97
Total Subordinated Debt								4,232,954	5,270,757	0.97
Total Non-Controlled/Affiliated Investments								15,250,737	16,493,151	3.04%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2025	10,717,824	10,717,824	10,717,288	1.98
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	7.00	6/28/2021	7/1/2025	6,125,000	6,125,000	6,116,731	1.13
Total 1st Lien/Secured Loans								16,842,824	16,834,019	3.11
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²³⁾⁽³¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	1,724,450	0.32
Total Equities								14,608,750	1,724,450	0.32
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,469,300	0.27
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³¹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.50	12/7/2019	12/6/2024	$546,188	546,188	434,929	0.08
Total Trust Interest								3,699,662	1,904,229	0.35
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,274,433	12,808,845	2.36
Total Real Estate Properties								14,274,433	12,808,845	2.36
Total Controlled Investments								49,425,669	33,271,543	6.14%
Total Investments, September 30, 2024								$934,886,747	$909,124,118	167.66%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						61,754,179	61,754,179	61,754,179	11.39
Total Cash Equivalents and Restricted Cash Equivalents								$61,754,179	$61,754,179	11.39%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940 (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on September 30, 2024.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of September 30, 2024, the aggregate gross unrealized appreciation for all investments including derivatives where there was an excess of fair value over tax cost was $9.5 million; the aggregate gross unrealized depreciation for all investments including derivatives where there was an excess of tax cost over fair value was $34.8 million; the net unrealized depreciation was $25.3 million; the aggregate tax cost of securities for Federal income tax purposes was $934.2 million.
(5)
Percentage is based on net assets of $542,374,082 as of September 30, 2024.
(6)
The investment has an unfunded commitment as of September 30, 2024 (see Note 8 in the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $126.7 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $387.5 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2024, qualifying assets totaled 82.7% of the Fund’s total assets.
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
(13)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 3.75%.
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
(26)
Investment, representing 1.7% of cost and 1.6% of fair value, respectively, was on non-accrual status as of September 30, 2024, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2024 (Unaudited)

(30)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of September 30, 2024, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$10,592,982	$184,572	$—	$444,840	$—	$11,222,394	$1,070,757	$—	€10,130,042
Takko Fashion Sarl	Unsecured Bonds	†	$3,722,501	392,808	—	1,155,448	—	5,270,757	492,536	—	€3,907,267
Total			$14,315,483	$577,380	$—	$1,600,288	$—	$16,493,151	$1,563,293	$—

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

† At September 30, 2024, the subordinated debt contained stapled equities of approximately 10.6 million shares which provided certain voting rights.

(31)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$13,655,955	$267,934	$—	$(1,115,044)	$—	$12,808,845	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,268,495	62,799	(9,890,407)	761,520	(202,407)	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	14,004,900	—	(3,282,176)	(5,436)	—	10,717,288	619,020	—	$10,717,824
SP-CREH 19 Highline LLC	Secured Loans	6,120,712	—	—	(3,981)	—	6,116,731	329,169	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	7,613,410	—	—	(5,888,960)	—	1,724,450	—	—	70%
TH Liquidating Trust	Trust Interest	1,818,543	—	—	(349,243)	—	1,469,300	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	466,903	72,422	—	(104,396)	—	434,929	72,422	—	$546,188
Total		$52,948,918	$403,155	$(13,172,583)	$(6,705,540)	$(202,407)	$33,271,543	$1,020,611	$—

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

September 30, 2024 (Unaudited)

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

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€1,200,000	$(25,549)	$(15,164)
US Interest Rate Swaps	Receive	SOFR	Annual	4.202%	Annual	12/22/2025	Goldman Sachs	$1,000,000	41,734	187,368
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	9/6/2026	Goldman Sachs	£2,900,000	3,192	(4,704)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.388%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(103,494)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	103,524
Total										167,530
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Quarterly	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(266,401)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Annual	6/30/2025	Goldman Sachs	$(72,500,000)	(131,471)	(147,583)
Total										(413,984)
Total Interest Rate Swaps										$(246,454)
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	12/31/2024	C$	57,800		$43,011	(176)
Bank of America	12/31/2024		$3,666,876	C$	4,929,258	13,854
Bank of America	12/31/2024		$1,504,548		€1,359,756	(15,115)
Bank of America	12/31/2024		$23,754,450		€21,225,346	33,006
Bank of America	12/31/2024		€309,800		$347,696	(1,464)
Bank of America	12/31/2024		£210,380		$275,111	6,205
Bank of America	12/31/2024		$10,871,469		£8,126,773	4,539
Total						$40,849

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended. The interim financial data as of September 30, 2024 and for each of the three and nine months ended September 30, 2024 and September 30, 2023 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2023. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2024.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Silver Point SCF CLO IV, Ltd., Silver Point SCF CLO IV, LLC,Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of September 30, 2024 and December 31, 2023, cash was $8.0 million and $7.9 million, respectively, and cash equivalents were $50.2 million and $18.0 million, respectively. For the three months ended September 30, 2024 and September 30, 2023, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $1.1 million and $1.3 million, respectively, and is included in interest income on the consolidated statements of operations. For the nine months ended September 30, 2024 and September 30, 2023, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $3.0 million and $4.4 million, respectively. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the credit facility with Deutsche Bank AG, the 2021 Debt Securitization (Note 6) and the 2024 Debt Securitization (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of September 30, 2024 and December 31, 2023, restricted cash was $5.8. million and $5.8 million, respectively, and restricted cash equivalents were $11.6 million and $83.3 million, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to certain restrictions.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Due from and Due to Broker

Due from broker consists of cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of September 30, 2024 and December 31, 2023, due from broker consists of approximately $4.6 million and $5.1 million of cash collateral, respectively.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended September 30, 2024 and September 30, 2023, non-cash interest income related to such accretion amounted to $2.0 million and $1.8 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, non-cash interest income related to such accretion amounts to $5.5 million and $6.7 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings ("IPO costs"). IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the three and nine months ended September 30, 2024, there were no deferred offering costs incurred or written off; for the three and nine months ended September 30, 2023, deferred offering costs of zero and $1.3 million were written off, respectively, and were included in the consolidated statements of operations.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of September 30, 2024. There were no investments other than cash equivalents classified within level 1 as of December 31, 2023. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no such taxes withheld. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2021. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three and nine months ended September 30, 2024 and September 30, 2023, there were no material interest and penalties.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact to its consolidated financial statements.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter, payable quarterly in arrears. At September 30, 2024 and December 31, 2023, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended September 30, 2024 and September 30, 2023, the Management Fees incurred were $1.0 million and $1.0 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Management Fees incurred were $3.1 million and $3.1 million, respectively.

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

For the three months ended September 30, 2024 and September 30, 2023, the Income Incentive Compensation was $3.1 million and $2.7 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Income Incentive Compensation was $8.8 million and $7.5 million, respectively.

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

For the three and nine months ended September 30, 2024 and September 30, 2023, there was no Capital Gains Incentive Compensation.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As applicable, following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount is equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination. On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $6.9 million and $5.3 million, respectively, at September 30, 2024 and December 31, 2023, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the three months ended September 30, 2024 and September 30, 2023, the change in Clawback Amount was $0.9 million and $4.5 million, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the change in Clawback Amount was $1.6 million and $4.5 million, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended September 30, 2024 and September 30, 2023, the Fund incurred approximately $0.4 million and $0.5 million, respectively, in related party administration fees. For the nine months ended September 30, 2024 and September 30, 2023, the Fund incurred approximately $1.3 million and $1.4 million, respectively. As of September 30, 2024 and December 31, 2023, the related party administration fee payables were $0.7 million and $0.9 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of September 30, 2024 the Fund was owed less than $0.1 million from an affiliate. As of December 31, 2023, the fund owed less than $0.1 million to an affiliate.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both September 30, 2024 and December 31, 2023.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$891,909,164	$880,616,648	96.86%	$832,459,172	$821,876,284	93.80%
Second lien debt	5,848,207	5,160,823	0.57	5,841,524	5,737,355	0.65
Subordinated and unsecured debt	4,218,645	5,270,757	0.58	3,840,147	3,722,501	0.43
Equities	14,936,636	3,362,816	0.37	15,666,225	19,651,223	2.24
Real estate properties	14,274,433	12,808,845	1.41	24,036,514	22,924,450	2.62
Trust interest	3,699,662	1,904,229	0.21	3,627,240	2,285,446	0.26
Total	$934,886,747	$909,124,118	100.00%	$885,470,822	$876,197,259	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At September 30, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.6% of the investment portfolio, respectively. At December 31, 2023, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 6.1% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	September 30, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$45,804,440	$45,825,572	5.04%	$48,396,220	$48,099,240	5.49%
Airline & Airport Services	23,117,342	22,763,721	2.50	30,389,326	28,796,535	3.29
Automobiles & Components	17,833,546	17,983,565	1.98	25,738,411	24,683,287	2.82
Business Services	45,150,209	46,424,088	5.11	67,182,830	75,689,581	8.64
Consumer Apparel	10,943,283	8,917,018	0.98	11,132,024	7,977,047	0.91
Consumer Brands	6,729,513	6,630,803	0.73	1,976,776	1,486,224	0.17
Consumer Products	72,915,180	73,130,372	8.04	54,892,119	55,167,012	6.30
Consumer Services	—	1,315,382	0.14	—	2,724,166	0.31
E-Commerce	31,841,895	28,894,506	3.18	31,992,883	30,855,647	3.52
Energy	13,136,301	13,132,787	1.44	—	—	—
Food Products	6,112,554	6,178,007	0.68	6,138,093	6,192,250	0.71
Gaming & Leisure	22,790,177	23,131,096	2.54	37,137,631	37,184,004	4.24
Government Services	10,408,602	10,492,037	1.15	9,481,835	9,481,685	1.08
Healthcare	1,573,658	1,578,927	0.17	—	—	—
Healthcare Equipment & Supplies	25,632,620	25,603,341	2.82	25,809,151	26,012,786	2.97
Healthcare Providers & Services	58,251,035	55,502,359	6.11	57,079,197	56,431,644	6.44
Healthcare Technology	3,407,133	3,405,962	0.37	3,415,978	3,415,394	0.39
Industrial	5,024,528	5,021,482	0.55	10,030,014	9,268,495	1.06
Industrial Products & Services	83,201,415	81,947,905	9.01	58,109,461	58,217,883	6.64
Insurance & Insurance Services	10,978,914	10,955,592	1.21	—	—	—
Manufacturing	8,259,492	8,502,055	0.94	20,498,530	20,662,134	2.36
Media: Diversified & Production	21,898,269	21,598,770	2.38	20,695,272	20,571,567	2.35
Multi-Family	31,451,574	18,558,469	2.04	34,733,750	27,739,022	3.17
Oilfield Services	14,751,130	14,679,699	1.61	22,100,505	22,419,314	2.56
Paper & Packaging	39,095,231	35,500,173	3.90	40,130,707	38,286,851	4.37
Pharmaceuticals & Life Sciences	30,926,775	29,106,130	3.20	32,161,242	32,138,752	3.67
Power Generation	17,121,359	17,104,772	1.88	—	—	—
Professional Services	12,718,574	12,941,210	1.42	15,001,962	15,309,398	1.75
Real Estate Development & Management	32,276,931	32,279,053	3.55	32,109,636	32,029,404	3.66
Restaurants	4,796,166	4,783,791	0.53	4,821,898	4,771,971	0.54
Software & Services	101,474,670	101,893,759	11.21	54,210,703	54,110,825	6.18
Specialty Chemicals	5,025,510	4,800,465	0.53	6,260,825	6,140,311	0.70
Specialty Retail	15,250,737	16,493,151	1.81	19,198,473	18,018,412	2.06
Technology	63,910,498	64,305,732	7.07	62,983,511	62,333,824	7.11
Technology Hardware & Equipment	18,590,854	18,518,297	2.04	19,496,461	19,509,535	2.23
Telecommunications	18,786,970	17,319,841	1.91	18,538,158	18,187,613	2.08
Other	3,699,662	1,904,229	0.23	3,627,240	2,285,446	0.23
Total	$934,886,747	$909,124,118	100.00%	$885,470,822	$876,197,259	100.00%

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of September 30, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	September 30, 2024			December 31, 2023
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$6,241,011	$6,688,972	0.74%	$13,976,874	$14,342,616	1.64%
Canada	32,623,011	32,828,029	3.61	20,018,815	19,801,331	2.26
Cayman Islands	6,760,784	6,774,242	0.75	6,654,716	6,593,452	0.75
Germany	11,017,783	11,222,394	1.23	10,833,210	10,592,982	1.21
Japan	—	—	—	21,724,350	21,790,631	2.49
Luxembourg	4,232,954	5,270,757	0.58	3,840,147	3,722,501	0.42
Netherlands	3,997,698	4,000,516	0.44	4,018,972	4,024,546	0.46
Singapore	5,559,954	5,762,436	0.63	5,532,092	5,278,269	0.60
United Kingdom	11,040,687	10,889,387	1.20	13,396,843	11,702,171	1.34
United States of America	853,412,865	825,687,385	90.82	785,474,803	778,348,760	88.83
Total	$934,886,747	$909,124,118	100.00%	$885,470,822	$876,197,259	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of September 30, 2024.

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$122,405,937	$743,497,414	$865,903,351
Secured bonds	—	19,874,120	—	19,874,120
Subordinated and unsecured debt	—	5,270,757	—	5,270,757
Equities	1,315,382	—	2,047,434	3,362,816
Trust interest	—	—	1,904,229	1,904,229
Real estate properties	—	—	12,808,845	12,808,845
Total investments	$1,315,382	$147,550,814	$760,257,922	$909,124,118

Cash-related Assets:
Cash and cash equivalents	$58,163,672	$—	$—	$58,163,672
Restricted cash and cash equivalents	17,412,249	—	—	17,412,249
Foreign cash held at banks	68,956	—	—	68,956
Total	$75,644,877	$—	$—	$75,644,877

Derivative Assets
Interest rate swaps	$—	$290,892	$—	$290,892
Foreign currency forward contracts	—	57,604	—	57,604
Total	$—	$348,496	$—	$348,496

Derivative Liabilities
Interest rate swaps	$—	$(537,346)	$—	$(537,346)
Foreign currency forward contracts	—	(16,755)	—	(16,755)
Total	$—	$(554,101)	$—	$(554,101)

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

The following table includes a roll forward of the amounts for the three months ended September 30, 2024 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at July 1, 2024	$746,498,754	$—	$4,943,766	$1,883,704	$13,025,443	$766,351,667
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,710,545	—	—	—	—	1,710,545
Interest paid-in-kind	1,379,113	—	—	25,775	—	1,404,888
Purchases(2)	71,673,654	—	—	—	192,337	71,865,991
Sales, paydowns and resolutions(2)	(74,589,885)	—	(160,961)	—	—	(74,750,846)
Net realized gain/(loss)	2,016	—	—	—	—	2,016
Net change in unrealized appreciation/(depreciation)	(3,176,783)	—	(2,735,371)	(5,250)	(408,935)	(6,326,339)
Balance at September 30, 2024	$743,497,414	$—	$2,047,434	$1,904,229	$12,808,845	$760,257,922
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2024	$(1,931,691)	$—	$(2,735,371)	$(5,250)	$(408,935)	$(5,081,247)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the nine months ended September 30, 2024 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2024	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(6,140,311)	—	(2,724,166)	—	—	(8,864,477)
Accretion/amortization of discounts/premiums	4,170,509	—	—	—	—	4,170,509
Interest paid-in-kind	4,666,514	—	—	72,422	—	4,738,936
Purchases(3)	174,563,463	—	474,538	—	330,733	175,368,734
Sales, paydowns and resolutions(3)	(107,547,137)	—	(9,661,614)	—	(9,890,407)	(127,099,158)
Net realized gain/(loss)	(1,176,103)	—	8,443,178	—	(202,407)	7,064,668
Net change in unrealized appreciation/(depreciation)	(1,718,382)	—	(14,135,725)	(453,639)	(353,524)	(16,661,270)
Balance at September 30, 2024	$743,497,414	$—	$2,047,434	$1,904,229	$12,808,845	$760,257,922
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2024	$(2,039,229)	$—	$(5,879,553)	$(453,639)	$(1,115,044)	$(9,487,465)
(1)
There was no investment transferred in to level 3.
(2)
Investments were transferred out from level 3 due to existence of significant observable inputs.
(3)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the three months ended September 30, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at July 1, 2023	$693,151,283	$—	$16,266,913	$2,304,179	$9,185,382	$720,907,757
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(490,358)	—	—	—	—	(490,358)
Accretion/amortization of discounts/premiums	1,494,989	—	—	—	—	1,494,989
Interest paid-in-kind	1,089,653	—	—	19,655	—	1,109,308
Purchases(3)	65,443,548	—	162,915	—	13,798,010	79,404,473
Sales, paydowns and resolutions(3)	(62,208,630)	—	—	—	(317,952)	(62,526,582)
Net realized gain/(loss)	(1,897,207)	—	—	—	317,952	(1,579,255)
Net change in unrealized appreciation/(depreciation)	1,660,362	—	(1,326,393)	(284)	(73,669)	260,016
Balance at September 30, 2023	$698,243,640	$—	$15,103,435	$2,323,550	$22,909,723	$738,580,348
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2023	$(553,431)	$—	$(1,326,393)	$(284)	$(73,669)	$(1,953,777)
(1)
There was no investment transferred in to level 3.
(2)
Investment was transferred out from level 3 due to existence of significant observable inputs.
(3)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the nine months ended September 30, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(538,933)	—	—	—	—	(538,933)
Accretion/amortization of discounts/premiums	4,979,407	—	—	—	—	4,979,407
Interest paid-in-kind	2,496,751	—	—	51,573	—	2,548,324
Purchases(3)	230,061,391	—	967,992	—	14,167,923	245,197,306
Sales, paydowns and resolutions(3)	(160,972,436)	—	(258,081)	—	(317,952)	(161,548,469)
Net realized gain/(loss)	(1,805,226)	—	152,441	—	317,952	(1,334,833)
Net change in unrealized appreciation/(depreciation)	(1,647,344)	—	(1,816,350)	(747)	(558,447)	(4,022,888)
Balance at September 30, 2023	$698,243,640	$—	$15,103,435	$2,323,550	$22,909,723	$738,580,348
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2023	$(1,216,253)	$—	$(1,674,596)	$(747)	$(558,447)	$(3,450,043)
(1)
There was no investment transferred in to level 3.
(2)
Investment was transferred out from level 3 due to existence of significant observable inputs.
(3)
Includes the effects of reorganizations, if any.

All realized gains (losses) and change in unrealized appreciation (depreciation) in the tables above are reflected in the accompanying consolidated statements of operations. Transfers between levels, if any, are recognized at the beginning of each reporting period.

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at September 30, 2024	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$682,649,218	Income Approach	Yield	5.8% - 23.2% (12.6%)	Decrease
			Expected Term(2)	0.3 yrs. - 2.7 yrs. (1.2 yrs.)	Decrease
	60,848,196	Recent Transaction	N/A	N/A	N/A
Equities	1,724,450	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	1.0 yrs.	Decrease
	322,984	Market Comparables	Earnings Multiple	4.0x	Increase
Real Estate Properties	12,808,845	Income Approach	Discount Rate	13.5%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
Trust Interest	1,904,229	Asset Approach	Recovery Rate	2.8%	Increase
Total Level 3 Investments	$760,257,922
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of September 30, 2024.

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
6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of September 30, 2024 and December 31, 2023, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 218% and 219%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of September 30, 2024 and December 31, 2023, approximately $9.7 million and $20.4 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Fund. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly owned subsidiary of the Fund, and was backed by a diversified portfolio of senior secured bonds and loans and second lien loans. The Fund owned $112 million of Class D and Subordinated Notes. All transactions and balances associated with these two classes of notes were eliminated in consolidation. The Class A-1 Loans and Class A-1a through Class D Notes were secured obligations; the Subordinated Notes were the unsecured obligations of the 2021 CLO. The indenture governing the 2021 CLO included customary covenants.

2024 Debt Securitization

On September 26, 2024, the Fund completed a $428 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Fund. The 2024 Debt Securitization is commonly referred to as a “CLO Reset”, in which the 2021 CLO was reset with a new capital structure and reinvestment period. The debt offered in the 2024 Debt Securitization (the “2024 CLO”) was issued by Silver Point SCF CLO IV, Ltd., a wholly owned subsidiary of the Fund, and is backed by a diversified portfolio of senior secured bonds and loans and second lien loans. The Fund owns $124 million of Class D and Subordinated Notes. All transactions and balances associated with these two classes of notes have been eliminated in consolidation. The Class A-1 Loans and Class A-1a through Class D Notes are secured obligations; the Subordinated Notes are the unsecured obligations of the 2024 CLO. The indenture governing the 2024 CLO includes customary covenants.The stated maturity for the 2024 CLO is October 15, 2036.

The 2021 CLO and 2024 CLO consist of the following:

	September 30, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,216,465	$100,000,000	S+1.72%	6.57%
Class A-1a Notes	115,500,000	115,500,000	114,595,016	115,500,000	S+1.72%	6.57%
Class A-1b Notes	16,500,000	16,500,000	16,370,717	16,500,000	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,874,634	16,000,000	S+1.95%	6.80%
Class B Notes	24,000,000	24,000,000	23,811,951	24,000,000	S+2.10%	6.95%
Class C Notes	32,000,000	32,000,000	31,749,269	32,000,000	S+2.70%	7.55%
Total 2024 CLO	$304,000,000	$304,000,000	$301,618,052	$304,000,000		6.63%

	December 31, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,683,339	$99,350,000	S+1.72%	7.38%
Class A-1a Notes	104,500,000	104,500,000	104,169,090	103,820,750	S+1.72%	7.38%
Class A-1b Notes	7,500,000	7,500,000	7,476,250	6,961,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,981,000	6,015,000	S+1.90%	7.56%
Class A-2b Notes	10,000,000	10,000,000	9,968,334	9,179,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,974,667	7,916,800	S+2.00%	7.66%
Class B-2 Notes	8,000,000	8,000,000	7,974,667	7,163,200	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,860,670	43,062,800	S+3.00%	8.66%
Total 2021 CLO	$288,000,000	$288,000,000	$287,088,017	$283,469,050		6.79%
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

The following tables present the details of the Fund’s borrowings as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$9,674,938	$9,674,938	$9,674,938	S+2.85%	7.87%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,618,052	304,000,000	Various	6.63%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,428,583	137,242,500	4.00%	4.00%	11/4/2026
Total	$549,000,000	$458,674,938	$454,721,573	$450,917,438

	December 31, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$20,374,938	$20,374,938	$20,374,938	S+2.85%	8.18%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,088,017	283,469,050	Various	7.17%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	142,267,401	131,007,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$453,374,938	$449,730,356	$434,851,488
(1)
Interest rate as of September 30, 2024 and December 31, 2023 was 3-Month SOFR+2.85%. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of September 30, 2024 and December 31, 2023 were calculated using the weighted average interest rate based on the 2024 CLO and 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO and 2021 CLO tables above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
As of September 30, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $1.5 million and unamortized debt issuance costs of $1.6 million, respectively. As of December 31, 2023, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.7 million and unamortized debt issuance costs of $2.0 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 4 basis points as of September 30, 2024 and December 31, 2023, under hedge accounting as described above.

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of September 30, 2024 and December 31, 2023.

The components of the Fund's interest and financing expenses for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$7,990,571	$7,907,604	$24,451,464	$22,509,470
Unfunded fees	136,375	143,333	350,284	561,426
Amortization of deferred financing costs and debt issuance costs	652,252	543,008	1,813,012	1,779,869
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(12,939)	(41,287)	20,431	(23,427)
Total interest expense(2)	$8,766,259	$8,552,658	$26,635,191	$24,827,338
Weighted average interest rate(3)	7.59%	7.45%	7.64%	7.18%
Average borrowings	$459,199,938	$455,624,938	$465,934,938	$462,184,938
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of September 30, 2024 and December 31, 2023, only cash was pledged by the Fund as collateral under the Derivative Agreements and was included in due from broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average notional value(1)	2024	2023	2024	2023
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$145,000,000	$132,916,667
Interest Rate Swaps(2), non-hedge accounting	15,391,023	36,946,165	18,958,077	39,084,103
Foreign Currency Forward Contracts(3)	37,609,713	29,791,187	38,102,744	31,835,915
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
September 30, 2024
Interest Rate Swaps, hedge accounting(1)	$—	$413,984	$(413,984)	$413,984	$—
Interest Rate Swaps, non-hedge accounting(2)	290,892	123,362	167,530	(167,530)	—
Foreign Currency Forward Contracts	57,604	16,755	40,849	2,709,876	2,750,725
December 31, 2023
Interest Rate Swaps, hedge accounting(1)	$—	$1,303,721	$(1,303,721)	$1,303,721	$—
Interest Rate Swaps, non-hedge accounting	459,896	211,244	248,652	(206,056)	42,596
Foreign Currency Forward Contracts(3)	—	764,756	(764,756)	764,756	—
(1)
Over collateralization of $1.7 million is excluded from Collateral (Received)/Pledged at September 30, 2024 and December 31, 2023, respectively.
(2)
Over collateralization of $(0.1) million is excluded from Collateral (Received)/Pledged at September 30, 2024.
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(1,402,867)	$851,198	$(1,019,988)	$(112,799)
Interest rate swaps	78,971	(299,446)	574,647	48,678
Total net realized gain (loss) on derivative contracts	$(1,323,896)	$551,752	$(445,341)	$(64,121)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(21,816)	$208,019	$805,605	$208,427
Interest rate swaps	(142,818)	303,536	(81,121)	369,554
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(164,634)	$511,555	$724,484	$577,981

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

A summary of the composition of the Fund’s unfunded commitments as of September 30, 2024 and December 31, 2023 is shown in the table below:

Portfolio Company	Investment Type	September 30, 2024	December 31, 2023
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$878,780	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	405,461	892,015
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	838,563	838,565
Artisan Bidco Inc	1st Lien Revolver	1,170,535	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Delayed Draw Term Loan	1,734,145	—
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	—
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Dye & Durham Corp	1st Lien Revolver	—	187,880
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	549,068	—
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,126,895	2,764,963
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	744,413	850,758
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	865,104	595,961
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	8,408,998	—
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	—
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	121,421	121,421
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	—
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
Likewize Corp	1st Lien Delayed Draw Term Loan	1,028,570	—
LMG Holdings	1st Lien Revolver	—	690,670
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,505,185
MIS Acquisition, LLC	1st Lien Revolver	1,098,221	991,056
Mounty US Holdings	1st Lien Revolver	995,726	—
National Dentex Corp	1st Lien Delayed Draw Term Loan	557,586	—
National Dentex Corp	1st Lien Revolver	289,945	371,724
NetSPI Midco Corporation	1st Lien Revolver	767,956	—
Recorded Books Inc (RB Media)	1st Lien Revolver	229,537	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,327,316	1,759,627
SBP Holdings LP	1st Lien Revolver	704,195	457,124
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	236,317	236,317
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	3,203,177	—
STV Group, Inc	1st Lien Revolver	—	520,000
Sweet Oak Parent LLC (fka Ozark Holdings LLC)	1st Lien Revolver	1,560,081	—
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	—
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	139,655	84,750
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,814,143	—
USA Debusk LLC	1st Lien Revolver	576,008	—
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	1,260,541	1,621,129
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	1,118,895	—
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,223,266
Total		$58,612,195	$27,917,449

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

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.33	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.02	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Nine Months Ended September 30,
	2024	2023
Per Share Data(1)
Net asset value, beginning of period	$14.64	$14.39
Net investment income	1.38	1.27
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.27)	(0.02)
Total from operations	1.11	1.25
Dividends declared from net investment income	(1.05)	(1.01)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	0.06	0.24
Net asset value, end of period	$14.70	$14.63
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(2)(6)	7.70%	8.99%
Ratios to average net assets(3)(5)
Interest and financing related expenses	6.56%	6.22%
Other operating expenses(7)	2.14%	2.07%
Incentive compensation, net of clawback(6)	1.32%	0.57%
Offering costs write off(6)	—	0.24%
Total expenses	10.02%	9.10%
Net investment income	12.97%	12.05%
Net assets, end of period	$542,374,082	$539,962,361
Portfolio turnover rate(4)	20.22%	23.17%
Weighted-average debt outstanding	$465,934,938	$462,184,938
Weighted-average interest rate on debt(8)	7.64%	7.18%
Weighted-average shares outstanding	36,907,451	36,907,451

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

On November 7, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on November 12, 2024, for Shareholders of record on September 30, 2024.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of September 30, 2024, the portfolio median EBITDA for our portfolio companies was approximately $86.8 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividends and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through September 30, 2024, we have invested approximately $3.6 billion in 251 portfolio companies, excluding any subsequent exits or repayments. As of September 30, 2024, the fair value of our portfolio was invested approximately 96.9% in first lien secured debt, 0.6% in second lien debt, 0.6% in subordinated and unsecured debt, 0.4% in equity investments and 1.5% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $32.5 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of September 30, 2024, the fair value of the Fund’s total assets was comprised of approximately 82.7% of “qualifying assets.”

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

Attractive Opportunities to Invest in Senior Secured and Floating Rate Loans. We believe that opportunities to invest in senior secured loans are attractive because of the floating rate structure of most senior secured debt issuances and the defensive characteristics of these types of investments. We believe that floating rate debt investments can offer a superior return profile relative to fixed-rate investments, since floating rate structures are generally less susceptible to declines in value. In addition, senior secured debt possesses attractive defensive characteristics given its priority in payment relative to junior debt holders and equity holders.

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be significantly increased demand for private credit from the dislocated public markets and we believe this will continue through the remainder of 2024. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape.

Portfolio and Investment Activity

As of September 30, 2024 and December 31, 2023, we had investments in 89 and 81 portfolio companies, respectively, with an aggregate fair value of $909.1 million and $876.2 million, respectively; our portfolio had an average portfolio company investment size of $10.2 million and $10.8 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $920.1 million and $855.1 million for the three months ended September 30, 2024 and 2023, respectively. Our average investment portfolio size based on fair value was $908.5 million and $831.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The table below summarizes our investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$891.9	$880.6	96.9%	$832.5	$821.9	93.8%
Second-lien debt	5.9	5.2	0.6%	5.8	5.7	0.7%
Subordinated and Unsecured Debt	4.2	5.2	0.6%	3.8	3.7	0.4%
Equities	14.9	3.4	0.4%	15.7	19.7	2.2%
Other investments	18.0	14.7	1.5%	27.7	25.2	2.9%
Total	$934.9	$909.1	100.0%	$885.5	$876.2	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$918.9	98.3%	$894.7	98.4%	$869.5	98.2%	$860.5	98.2%
Non-accrual(1)	16.0	1.7%	14.4	1.6%	16.0	1.8%	15.7	1.8%
Total	$934.9	100.0%	$909.1	100.0%	$885.5	100.0%	$876.2	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended September 30, 2024, we funded an aggregate principal amount of $83.1 million. We funded $71.8 million in 6 new portfolio companies and $11.3 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.8 years. For the same period, we received $(104.3) million of aggregate repayments, paydowns and sales.

For the three months ended September 30, 2023, we funded an aggregate principal amount of $66.6 million.We funded $58.8 million in 6 new portfolio company and $7.8 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.6 years. For the same period, we received $(54.3) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended September 30, 2024 and September 30, 2023 is presented below:

	For the Three Months Ended September 30,
($ in millions)	2024	2023
Investment funded:
New purchases	$71.8	$58.8
Follow-ons	11.3	7.8
Total	$83.1	$66.6
Investments funded(1):
First-lien debt	$82.8	$66.4
Second-lien debt	—	—
Other debt	0.1	—
Equities	—	0.2
Other investments	0.2	—
Total	$83.1	$66.6
Investments sold or repaid(1):
First-lien debt	$(104.1)	$(54.0)
Second-lien debt	—	—
Other secured debt	—	—
Equities	(0.2)	—
Other investments	—	(0.3)
Total	$(104.3)	$(54.3)
Number of new investment commitments in new portfolio companies	6	6
Average new investment fundings in new portfolio companies	$12.0	$9.8
Weighted average term (years) for new investments in new portfolio companies	4.8	5.6
Percentage of new floating rate debt investments at fair value	100.0%	100.0%
Weighted average yield of new investments at fair value	11.8%	13.1%
Weighted average spread over SOFR of new floating rate investments at fair value	5.9%	7.1%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average yield of portfolio	12.1%	12.5%
Weighted average yield of performing debt investments	12.6%	13.4%
Weighted average interest rate of performing debt investments	11.7%	12.5%
Weighted average spread over SOFR of floating rate performing investments	6.8%	7.2%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Total investment income	$32.3	$29.6	$93.4	$84.4
Less: Total expenses	13.9	9.7	42.5	37.4
Net investment income	18.4	19.9	50.9	47.0
Net realized gain (loss)	(1.3)	(8.6)	5.6	(10.8)
Net change in unrealized gain (loss)	(4.7)	9.8	(15.8)	10.1
Net increase (decrease) in net assets resulting from operations	$12.4	$21.1	$40.7	$46.3

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest income, excluding PIK interest	$30.4	$28.5	$88.1	$81.4
PIK interest income	1.9	1.1	5.2	2.6
Dividend income	—	—	—	—
Other income	—	—	0.1	0.4
Total investment income	$32.3	$29.6	$93.4	$84.4

For the three months ended September 30, 2024, total investment income of $32.3 million increased by approximately $2.7 million from $29.6 million for the three months ended September 30, 2023, primarily due to an increase in interest income (excluding PIK) of $1.9 million. The increase in interest income (excluding PIK) was primarily driven by an increase in average portfolio size of $65.0 million at fair value.

For the nine months ended September 30, 2024, total investment income of $93.4 million increased by approximately $9.0 million from $84.4 million for the nine months ended September 30, 2023, primarily due to an increase in interest income (excluding PIK) of approximately $6.7 million. The increase in interest income (excluding PIK) was largely due to an increase in average portfolio size of $77.1 million at fair value, partially offset by a decrease in annualized yield (excluding PIK) of approximately 15 basis points.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Interest and financing expenses	$8.8	$8.6	$26.6	$24.8
Management fee	1.0	1.0	3.1	3.1
Income incentive compensation	3.1	2.7	8.8	7.5
Incentive compensation clawback	(0.9)	(4.5)	(1.6)	(4.5)
Professional fees	0.7	0.8	2.0	2.1
Administration fees	0.5	0.6	1.7	1.8
Participation expenses	0.1	—	0.3	—
Trustee fees	0.1	0.1	0.3	0.3
Offering costs write off	—	—	—	1.3
Other general and administrative expenses	0.5	0.4	1.3	1.0
Total expenses	$13.9	$9.7	$42.5	$37.4

For the three months ended September 30, 2024, total expenses increased $4.2 million to $13.9 million from $9.7 million for the three months ended September 30, 2023. Interest and financing expenses for the three months ended September 30, 2024 increased $0.2 million over prior period, primarily due to an increase in weighted average borrowing costs of approximately 14 basis points primarily driven by an increase in the average SOFR rate. Additionally, for the three months ended September 30, 2024, Income Incentive Compensation increased approximately $0.4 million, in addition to the $3.6 million change in the Incentive Compensation Clawback.

For the nine months ended September 30, 2024, total expenses increased $5.1 million to $42.5 million from $37.4 million for the nine months ended September 30, 2023. Interest and financing expenses for the nine months ended September 30, 2024 increased $1.8 million over the same period in the prior year, primarily due to an increase in annualized weighted average borrowing costs of approximately 46 basis points primarily driven by an increase in the average SOFR rate. Additionally, Income Incentive Compensation increased by approximately $1.3 million for the nine month period ended September 30, 2024 relative to the same period in the prior year. These increases were partially offset by the absence of the nonrecurring deferred offering costs write off of $1.3 million for the nine months ended September 30, 2023.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Net realized gain (loss):
Investments	$—	$(9.2)	$6.1	$(11.3)
Foreign currency ("FX") transactions and FX forward contracts	(1.4)	0.9	(1.1)	0.5
Interest rate swaps	0.1	(0.3)	0.6	—
Total net realized gain (loss)	(1.3)	(8.6)	$5.6	$(10.8)
Net change in unrealized appreciation (depreciation):
Investments	(4.5)	9.5	$(16.5)	$9.7
Translation in FX and FX forward contracts	(0.1)	—	0.8	—
Interest rate swaps	(0.1)	0.3	(0.1)	0.4
Total net change in unrealized appreciation (depreciation)	$(4.7)	$9.8	$(15.8)	$10.1

Net Realized Gain (Loss)

For the three months ended September 30, 2024 and September 30, 2023, net realized gain (loss) on investments was $(0.0) million and $(9.2) million, respectively, primarily driven by no exits and exits in two portfolio companies with respective realized losses greater than $1.0 million, respectively.

For the nine months ended September 30, 2024 and September 30, 2023, net realized gain (loss) on investments was $6.1 million and $(11.3) million, respectively, primarily driven by three portfolio company investments, one portfolio company exit with respective realized gains greater than $1.0 million and three portfolio companies with respective losses greater than ($1.0), respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended September 30, 2024 and September 30, 2023, net change in unrealized appreciation (depreciation) on investments was $(4.5) million and $9.5 million, respectively. For the three months ended September 30, 2024, we had gross unrealized appreciation of $6.3 million, primarily driven by an increase in the fair value of our debt investments; we had gross unrealized depreciation of $(10.8) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended September 30, 2023, we had gross unrealized appreciation of $20.6 million, primarily driven by five portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(11.1) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million.

For the nine months ended September 30, 2024 and September 30, 2023, net change in unrealized appreciation (depreciation) on investments was $(16.5) million and $9.7 million, respectively. For the nine months ended September 30, 2024 , we had gross unrealized appreciation of $13.2 million, primarily driven by an increase in the fair value of our debt investments including two portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(29.7) million, primarily driven by eight portfolio companies with respective unrealized depreciation above $(1.0) million. For the nine months ended September 30, 2023, we had gross unrealized appreciation of $26.3 million, primarily driven by eight portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(16.6) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through September 30, 2024, we have fully exited investments in 162 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.2%, or unlevered internal rate of return (net of expenses) of 10.2% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2024 and December 31, 2023, our asset coverage ratio was 218% and 219%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of September 30, 2024 and December 31, 2023, our unfunded portfolio commitments were approximately $58.6 million and $27.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of September 30, 2024, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2024, we had approximately $90.3 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of September 30, 2024, we had $75.6 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $(7.8) million, primarily driven by payments for the purchase of investments of $(215.8) million, net change in unsettled transactions of $(13.3) million and other operating activity of $(7.8) million, partially offset by proceeds from sales, paydowns and resolutions of investments of $183.7 million and an increase in net assets resulting from operations of $40.7 million. Lastly, cash used in financing activities was $(35.8) million, primarily due to dividends paid of $(38.7) million.

Contractual Obligations

As of September 30, 2024, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	9.7	—	—	9.7	—
Total Contractual Obligations	$458.7	$—	$145.0	$9.7	$304.0

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”) and the Fund owned $112 million of Class D and Subordinated Notes. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and was backed by a diversified portfolio of senior secured and second lien loans and senior secured bonds (see Note 6 to the consolidated financial statements for more details).

2024 Debt Securitization

On September 26, 2024, the Fund completed a $428 million term debt securitization (the “2024 Debt Securitization”), and the Fund owns $124 million of Class D and Subordinated Notes.The 2024 Debt Securitization is commonly referred to as a “CLO Reset”, in which the 2021 CLO was reset with a new capital structure and reinvestment period. The debt offered in the 2024 Debt Securitization (the “2024 CLO”) was issued by Silver Point SCF CLO IV, Ltd., a wholly owned subsidiary of the Fund, and is backed by a diversified portfolio of senior secured and second lien loans and senior secured bonds (see Note 6 to the consolidated financial statements for more details). The 2024 CLO consists of the following:

	September 30, 2024
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	6.57%
Class A-1a Notes	115.5	115.5	S+1.72%	6.57%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	6.80%
Class B Notes	24.0	24.0	S+2.10%	6.95%
Class C Notes	32.0	32.0	S+2.70%	7.55%
Total 2024 CLO	$304.0	$304.0		6.63%

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

As of September 30, 2024, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of September 30, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2024	December 31, 2023
First Lien Secured Debt	$58.3	$27.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$58.6	$27.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of September 30, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On November 7, 2024, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on November 12, 2024, for Shareholders of record on September 30, 2024.

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

As of September 30, 2024, approximately 94.5% of our total debt investments at fair value (or 96.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 96.8% of our performing debt investments based on fair value were effectively floating rate investments as of September 30, 2024. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of September 30, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	September 30, 2024
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$25.6	$(13.3)	$12.3
Up 200 basis points	17.1	(8.8)	8.3
Up 100 basis points	8.5	(4.4)	4.1
Up 50 basis points	4.3	(2.2)	2.1
Down 50 basis points	(4.3)	2.2	(2.1)
Down 100 basis points	(8.6)	4.4	(4.2)
Down 200 basis points	(17.1)	8.8	(8.3)
Down 300 basis points	(24.7)	13.3	(11.4)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Specialty Lending Fund

Date: November 12, 2024	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer