Form 10-K
period 2024-12-31
Silver Point Specialty Lending Fund
filed 2025-03-14
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2024 has not been provided because there is no established market for the Registrant's common shares of beneficial interest.

As of March 14, 2025, the Registrant had 36,907,451 common shares of beneficial interest, $0.001 par value per share, outstanding.

SIGNATURES	89

PART I

Item 1. Business.

The Fund

Silver Point Specialty Lending Fund (the "Fund" or the "Company") is a specialty finance company focused on investing in senior secured loans to private U.S. middle market companies. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2024, the portfolio median EBITDA for our portfolio companies was $81.9 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

We are an externally managed closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "Investment Company Act", "1940 Act"). We reserve the right to operate as a non-diversified company within the meaning of the Investment Company Act. However, our portfolio currently meets, and may from time to time in the future meet, the diversification standards of a diversified company as defined in the Investment Company Act.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $36.9 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since our inception on July 1, 2015 through December 31, 2024, we have invested approximately $3.7 billion in 259 portfolio companies, excluding any subsequent exits or repayments.

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

As of December 31, 2024, Silver Point had approximately $36.9 billion of investable assets across its funds (including leverage for applicable funds). As of December 31, 2024, Silver Point had over 340 employees, of which 109 are investment professionals who may have responsibilities to the Fund and to other investment vehicles. Silver Point has a highly experienced infrastructure team of over 198 professionals in legal and compliance, operations, accounting and finance, investor relations and human resources.

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

As of December 31, 2024, we had investments in 83 portfolio companies with an aggregate fair value of $891.0 million. The corresponding average investment size of our portfolio at fair value was approximately $10.7 million. As of December 31, 2024, the largest single investment based on fair value represented 2.7% of our total investment portfolio. We generally target investments in first lien debt, which we believe offers attractive risk-adjusted return characteristics. As of December 31, 2024, the fair value of our portfolio was invested approximately 96.5% in first lien secured debt, 0.6% in second lien debt, 0.9% in subordinated and unsecured debt, 0.4% in equity investments and 1.6% in other investments. As of December 31, 2024, based on fair value, approximately 94.4% of our investments were in U.S. companies.

As of December 31, 2024, the gross unlevered yield on our portfolio was 11.2% and yield on performing debt portfolio was 12.0% with a remaining weighted average term of 3.6 years. As of December 31, 2024, approximately 95.6% of our total debt investments at fair value (or 97.1% of our performing debt investments) bore floating interest rate. The performing debt investments with floating rates had an average spread over the Secured Overnight Financing Rate (“SOFR”) of approximately 671 basis points. 2.9% of our performing debt investments were fixed rate investments, which had an average interest rate of 11.4% (without considering the impact of the interest swaps). From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps (refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivatives and Hedging” for further details). With the impact of the interest rate swaps, approximately 97.4% of our performing debt investments based on fair value were effectively floating rate investments at December 31, 2024. As of December 31, 2024, there were non-accrual loans associated with 3 portfolio companies, representing 5.6% of cost and 5.1% of fair value in our portfolio, respectively.

For the year ended December 31, 2024, we funded $271.6 million in 29 new portfolio companies and $49.6 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.4 years. For the same period, we received $308.1 million of aggregate repayments, paydowns and sales.

Since commencement of our investment operations on July 1, 2015 through December 31, 2024, we have fully exited investments in 176 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.2% or unlevered internal rate of return (net of expenses) of 10.2% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses” for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. During the period from our formation through December 31, 2024, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act.

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2024 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 12.1%, with 85% of companies reporting top-line growth in 2024. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be increased demand for private credit. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape. Refer to “Item 1A. Risk Factors” for further information on related risks.

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

Differentiated Origination Strategy. The investment team originates opportunities from a variety of differentiated sources, and typically seeks to focus on less competitive investments. Silver Point’s sourcing network has grown out of the relationships that it has built over 20+ years across a global credit investment platform of approximately $36.9 billion in investable assets, including advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors. These sourcing relationships are honed through Silver Point’s dedicated origination team, its broad investment platform and a dedicated trading desk that informs the market on Silver Point’s capabilities as a value-added financing source. Silver Point has established deep relationships with a broad range of financial intermediaries as a lender with differentiated abilities to understand complex financing needs and customize solutions. Additionally, we believe our sourcing capabilities are further differentiated by our dedicated capital markets team which empowers us with market leading intelligence and established syndications capability. Silver Point’s ability to provide creative, customized solutions increases the scope of potential lending opportunities and positions us to work directly and flexibly with borrowers.

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

Access to our Adviser’s Deep Restructuring and Workout Expertise. The team also benefits from access to Silver Point’s extensive experience in leading company reorganizations and workout situations. We believe this expertise provides the team with an edge when structuring a loan; we believe it gives Silver Point an advantage in understanding the potential risk of loss, assessing the likelihood of occurrence, and determining structural ways to mitigate against potential risks. We believe that through thoughtfully established covenants and structure, Silver Point is better able to see early warning signs in our loans, allowing it to proactively address issues that may arise. In instances where a company may encounter financial trouble, the team has access to Silver Point’s dedicated workout team, which we believe is a point of differentiation for Silver Point. We believe that this background in restructurings and workouts allows Silver Point to better understand how to protect the downside upfront, mitigate risk of loss, and maximize investment returns.

Strong Alignment of Interest. Silver Point’s affiliates currently beneficially own approximately 18% of our common shares, which we believe provides a strong alignment of interests with our Shareholders.

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

Sourcing and Originations. Silver Point has a broad sourcing network, as well as a dedicated sourcing team, consisting of (i) originators, including a dedicated capital markets team, who call on advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers and investors; (ii) investment analysts covering sectors and companies, seeking to identify unique lending opportunities; (iii) a dedicated trading desk in regular dialogue with broker-dealers on primary market opportunities for deals where Silver Point can act as an anchor order and thereby influence and improve deal terms, and opportunistically purchase mispriced performing loans; and (iv) an asset management team working closely with the advisory community. Silver Point leverages all of these networks with the goal of receiving an exclusive invitation to conduct diligence on potential deals and/or to identify less competitive situations where our capital and our involvement are valued by the counterparty.

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

Asset Management. Silver Point focuses on asset management as a means to protect capital. We believe the combination of intelligent underwriting decisions, properly structured loans and early and active management of a loan in the event of potential or actual covenant breach allows us to minimize risk of loss and protect capital. Silver Point re-underwrites our risk with every loan amendment, with the investment team assessing (i) whether we would originate the loan again at the current exposure and risk levels at that point in time, and if so, (ii) where the current risks should be priced today. Silver Point’s answers to these questions will influence our willingness to extend further credit or de-risk our exposure to a loan and the economic terms we require as a part of a potential amendment. Additionally, we believe Silver Point’s due diligence process and its ability to maintain an independent view on credit risk and value is critical to informing capital preservation decisions.

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

Members of our Adviser’s Investment Committee will generally meet both prior to the undertaking of due diligence on a prospective investment as well as following the completion of due diligence. Investment committee meetings are conducted in a discussion format, on the basis of a comprehensive investment memorandum prepared by the execution deal team. These memoranda will review, among other things, the merits of the investment opportunity, the primary areas of diligence conducted or to be conducted, the key risks and potential outcomes to the proposed investments in downside scenarios, multiple financial projection cases constructed by the execution deal team, our independent perspective of the borrower, and a comprehensive review of key document provisions and structural considerations and/or enhancements. The Investment Committee engages in discussion and debate on all prospective investments, as well as assessing relative value and risk-adjusted return compared to the existing portfolio and other opportunities in the market. Investment decisions require approval of the Investment Committee.

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

Upon the Fund’s Trust Conversion, the former limited partners received common shares with an aggregate net asset value equal to that of their limited partner interests on the Trust Conversion date. Based on our aggregate net asset value at November 15, 2021 of approximately $553.6 million, the Fund issued 36,907,451 common shares. Silver Point Specialty Credit Fund GP, LLC, the general partner prior to the Trust Conversion, received its pro rata share of the Fund, equaling 3,366 of the Fund’s common shares, which represented 0.01% of the common shares outstanding immediately after the Trust Conversion. Our limited partners prior to the Trust Conversion received 36,904,085 common shares, which represented 99.99% of our common shares outstanding immediately after the Trust Conversion. Each of our outstanding partner interests was converted into common shares having a net asset value of $15 per share, which represented 100% of the dollar amount of our aggregate net asset value of both the limited partner interests and the general partner interests. The shares received by the partners and any other affiliates do not provide any registration rights.

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

Pursuant to the Shareholder Agreements, each Shareholder has agreed that, in connection with the winding down of the Fund or following a Liquidity Event, the Board of Trustees may elect in its sole discretion to (i) cause the Fund or any successor entity to cease to be regulated as a BDC under the Investment Company Act and (ii) effect a restructuring of the Fund by causing the Fund to convert to, merge with, and/or directly or indirectly transfer all or any portion of its assets to a successor entity, provided that if a Shareholder does not elect to sell its shares in connection with the Liquidity Event, such Shareholder shall be entitled to receive equity interests in the successor entity with the same value as its shares of the Fund.

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

At December 31, 2024 and December 31, 2023, Management Fees payable were $1.0 million and $1.0 million, respectively. For each of the years ended December 31, 2024, 2023 and 2022, the Management Fees incurred were $4.1 million (see Note 3 to the consolidated financial statements).

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

For the years ended December 31, 2024, 2023 and 2022, the Income Incentive Compensation was $11.7 million, $10.7 million and $9.2 million, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the Capital Gains Incentive Compensation was zero, zero, and and ($1.4 million), respectively. Refer to Note 3 to the consolidated financial statements for further details on the clawback provisions in the Fund's governing documents.

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

For the years ended December 31, 2024, 2023 and 2022, the Adviser incurred administration expenses of approximately $2.3 million, $2.2 million and $1.9 million, respectively, under the Advisory Agreement and Sub-Administration Agreement.

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

Managerial Assistance to Portfolio Companies

As a BDC, other than CLOs, we must limit our investments in any types of entities that rely on the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (including, but not limited to, hedge funds and private equity funds) to no more than 15% of our net assets. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act. As of December 31, 2024, the fair value of the Fund’s total assets was comprised of approximately 83.7% of “qualifying assets”.

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

In addition, risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government have led in the past, and may lead in the future, to short-term or prolonged policy impasses, including, among other things, related to the U.S. federal debt ceiling or a failure to approve funding to operate the government, which could result in a default on U.S. debt. A default on U.S. debt or a failure to approve a budget could have negative consequences for interest rates, the ability of our portfolio companies to finance their operations and our business. As a result, ratings agencies may lower or threaten to lower the long-term sovereign credit rating on the United States. On August 1, 2023, Fitch Ratings lowered its long-term rating on U.S. sovereign debt to “AA+” from “AAA,” citing governance concerns, among other things. Any similar developments in the future could cause interest rates and borrowing costs to rise, which may negatively impact our business, financial condition and results of operations. Similar policy impasses within the U.S. government could, and have, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

Silver Point, and certain of its principals, investment professionals, employees and investment committee members currently do, and in the future may, serve as investment advisers, officers, Trustees or principals of entities or private funds that operate in the same or a related line of business as us and/or of private funds managed by our Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our Shareholders. In addition, we note that existing affiliated investment vehicles managed by our Adviser or its affiliates have, and those formed in the future may have, substantially similar and/or overlapping investment objectives with our own and, accordingly, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner over time and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made pursuant to an exemptive order from the SEC permitting us to do so. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Our ability to enter into transactions with our affiliates is restricted” and “Item 13. Certain Relationships, Related Party Transactions and Trustee Independence.”

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

Assumed Return on Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholder	-23.4%	-14.1%	-4.7%	4.7%	14.0%

(1)
Assumes, as of December 31, 2024, (i) $1.02 billion in total assets, (ii) $451.6 million in outstanding indebtedness, at par, (iii) $544.9 million in net assets and (iv) weighted average contractual interest rate of 5.7%, excluding fees (such as fees on undrawn and amortization of deferred financing costs) and hedge accounting impact.

Based on an outstanding indebtedness of $451.6 million as of December 31, 2024, the effective annual interest rate of 7.1% as of that date (inclusive of fees, amortization of deferred financing costs and hedge accounting impact), our investment portfolio of $891.0 million, at fair value, would have had to produce an annual return of approximately 3.6% to cover annual interest payments on the outstanding debt.

We may borrow money through credit facilities or other borrowing arrangements, which may magnify the potential for gain or loss and may increase the risk of investing in us.

We and/or one or more subsidiaries may enter into credit facilities or other borrowing arrangements pursuant to which some or all of our portfolio assets and/or the unfunded capital commitments of our shareholders may be charged, pledged or assigned as collateral security for (a) amounts borrowed by us or a subsidiary and/or (b) guarantees by us of any such financing vehicle’s obligations. Such credit facilities or guarantees may be secured by an assignment and/or pledge of our shareholders’ unfunded capital commitments and/or our right to call for additional capital contributions from our shareholders (commonly referred to as a “subscription-based credit facility”), or of our portfolio investments and assets. In relation to the above, we may (a) authorize any lender or other creditors or holders of our other obligations or guarantees, including any agent or trustee acting on their behalf, as agent and on our behalf, or in such other capacity as we may specify to (i) exercise from time to time the rights assigned to it under the applicable borrowing arrangements (the “Assigned Rights”), (ii) issue drawdown notices and to require all or any portion of such unfunded capital commitment to be contributed to us for purposes of paying such funds to a lender or other creditor or holders of other obligations or guarantees, including by payment to an account or accounts pledged to a lender, a creditor or such holder, (iii) exercise any right or remedy of ours under subscription agreements in respect of any Assigned Rights or in respect of any drawdown notice, capital contributions or unfunded capital commitment, and (iv) enforce our shareholders’ obligations under their respective subscription agreements and/or our Declaration of Trust, and (b) take any other action we reasonably determine to be necessary for the purpose of providing such Assigned Rights. Our shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such shareholders, and may be limited in their ability to use their common shares as collateral for other indebtedness or in their ability to transfer such units. In relation to the above, each shareholder, for the benefit of any third-party lenders (or their agent), may be required to acknowledge its obligations to (A) fund direct payments to an account of us in an amount not to exceed such shareholder’s uncalled capital commitment, (B) execute and deliver such documents as may be reasonably required to acknowledge and perfect the security interest in its uncalled capital commitment as provided in the Subscription Agreement, and (C) for so long as such financing or borrowing is in place, agree (I) to waive any present or future claims or rights, as well as any right of retention, defense, privilege, right of set-off, any counterclaim or any similar rights it may have in respect of its uncalled capital commitments and its payments obligations in connection therewith, and (II) to acknowledge and accept that any other claims that such shareholders may have against us, or against the Adviser solely in respect to claims on our assets, shall be subordinated to any payment due to the lenders (or their agent) under such financing or borrowing.

In addition, shareholders may be required to execute and deliver such documents and to take such actions as may be necessary or desirable, as determined by us in our sole discretion, to obtain, maintain and comply with the terms of any such credit facility. Shareholders’ subscription agreements may provide a lender with the right to receive detailed due diligence and credit related information regarding our shareholders.

Capital calls, including those used to pay interest and principal on subscription lines, asset-backed facilities and our other indebtedness, may be “batched” together into larger, less frequent capital calls, with our interim capital needs being satisfied by our borrowing money from such credit facilities. In particular, our capital needs during the fundraising period may be met through drawdowns from such credit facilities rather than capital calls. The interest expense and other costs of any such borrowings will be our expenses and, accordingly, decrease our net returns.

The use of a subscription-based credit facility may present conflicts of interest because the use of such a facility may result in a higher reported internal rate of return on the investment than if the facility had not been utilized and instead the applicable shareholders’ capital had been contributed at the inception of the investment. The costs and expenses of any such borrowings will be borne by us, which would be expected to diminish net cash on cash returns. Subject to any limitations in our Declaration of Trust, the use of a subscription-based credit facility by us is within the Adviser’s discretion.

A majority of our assets are subject to security interests under our borrowings and if we default on our obligations, we may suffer adverse consequences, including the lenders foreclosing on our assets.

A majority of our assets are pledged under the secured revolving credit facility entered into in October 2017 and amended in April 2023 (the "Revolving Credit Facility") and the securitization of $304 million of our term debt portfolio assets (the “2024 CLO”), including, without limitation, the respective loans, bonds or participation interests owned by us (each, a “Collateral Obligation”) and any property or other assets designated and pledged or mortgaged as collateral to secure the repayment of any such Collateral Obligation. Assets pledged under the Revolving Credit Facility also include unfunded exposure accounts, principal collection accounts and interest collection accounts and any funds held in any such accounts (collectively, the “Accounts” and each, an “Account”) and all investments of amounts in the Accounts. If we default on our obligations under the Revolving Credit Facility and fail to cure such default in a timely manner, the lenders may institute proceedings for the collection of all obligations, which may include foreclosing upon and selling the collateral at a public or private sale and enforcing any judgment obtained or any other remedy or legal or equitable right under applicable law or any of the loan documents. In such event, we may be forced to sell certain of our investments in order to repay our obligations in order to avoid foreclosure. Moreover, if the lenders exercise their right to sell the foreclosed assets, such sales may be completed at distressed sale prices, diminishing or potentially eliminating the amount of cash available to us after all creditors have been repaid. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Any inability to renew, extend, replace or refinance the Fund's debt arrangements prior to their respective maturities could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders.

As of December 31, 2024, we had $100 million of revolving credit under the Revolving Credit Facility and we had approximately $2.6 million outstanding in loans, and $97.4 million undrawn. We also had a $145 million aggregate principal amount of notes placed by the Fund on November 4, 2021, that mature on November 4, 2026 (the "2026 Notes") and the 2024 CLO of $304 million. Currently, we do not know whether we will renew, extend, replace or be able to refinance these debt arrangements upon their respective maturities. If we are unable to renew or refinance our debt arrangements prior to maturity or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional securities or (3) possible liquidation of some or all of our investments and other assets, any of which could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources.”

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

Additionally, the 2026 Notes and the 2024 CLO also contain certain affirmative and negative covenants. The 2026 Notes contain affirmative covenants related to payment of taxes, compliance with laws and investment policies, provision of subsidiary guarantees upon incurring certain forms of indebtedness and maintenance of legal existence, proper books and records, BDC status and certain note ratings requirements, amongst other items; negative covenants include certain transactions with affiliates and fundamental corporate changes, substantial changes to its line of business, the creation of certain liens, declaring or making certain restricted payments, compliance with financial covenants including asset coverage and unencumbered asset coverage tests and notice of certain covenants that may be included in select forms of other indebtedness. The 2024 CLO contains affirmative covenants related to timely payments, the maintenance of required agents, offices, proper existence and perfection and security interest of the collateral, the performance of certain required obligations, annual statements of compliance, no mergers or consolidation except as permitted under the indenture, the completion of an annual ratings review, compliance with reporting requirements and certain tax considerations, the purchase of collateral obligations and limitations around certain types of amendments to the collateral, amongst other items; negative covenants include the co-issuers, limitations around incurring or acquiring additional debt, maintenance of an independent manager, continuing to be treated as a disregarded entity for US tax purposes, limitations around certain types of investments and agreements and ongoing obligations to maintain the validity of the 2024 CLO indenture.

The various covenants place limitations on our investments, including with respect to diversification of such investments. Such limitations may cause us to be unable to make certain potentially attractive investments or to be forced to sell others, potentially impairing our profitability. As of December 31, 2024, we were in compliance with these covenants. Continued compliance with the covenants depends on numerous factors, some of which are beyond our control. Failure to comply with covenants may result in a default under the various debt arrangements, which if not cured or waived, could result in an acceleration of repayments.

We may default under our future credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be prices disadvantageous to us in order to meet our outstanding payment obligations and/or support working capital requirements under such credit facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes enacted by the current presidential administration could significantly impact the regulation of financial markets in the U.S. Areas subject to potential change, amendment or repeal include trade and foreign policy, corporate tax rates, energy and infrastructure policies, the environment and sustainability, criminal and social justice initiatives, immigration, healthcare and the oversight of certain federal financial regulatory agencies and the Federal Reserve. Certain of these changes can be, and have been effectuated through executive order. It is not possible to predict which, if any, actions will be taken or, if taken, their effect on the economy, securities markets or the financial stability of the U.S. The Fund may be affected by governmental action in ways that are not foreseeable, and there is a possibility that such actions could have a significant adverse effect on the Fund and its ability to achieve its investment objective.

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

Because we have borrowed money, and may issue preferred shares to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or preferred shares, which could reduce our net investment income.

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

In 2011, S&P lowered its long term sovereign credit rating on the U.S. to “AA+” from “AAA.” The downgrade by S&P increased volatility in both shares and bond markets, resulting in higher interest rates and higher Treasury yields, and increased the costs of all kinds of debt. On August 1, 2023, Fitch Ratings lowered its long-term rating on U.S. sovereign debt to "AA+" from "AAA," citing governance concerns, among other things. Repeat occurrences of similar events could have significant adverse effects on the U.S. economy generally and could result in significant adverse impacts on issuers of securities held by the Fund itself. Our Adviser cannot predict the effects of similar events in the future on the U.S. economy and securities markets or on the Fund’s portfolio. Our Adviser monitors developments and seeks to manage the Fund’s portfolio in a manner consistent with achieving the Fund’s investment objective, but there can be no assurance that it will be successful in doing so and our Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments.

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

There can be no assurance or representation that any of the transactions, structures or arrangements currently under consideration by or currently used by CLO market participants will comply with the U.S. risk retention rules to the extent such rules are reinstated or otherwise become applicable to open market CLOs. Secondary market liquidity for securities comprising a

CLO may be negatively impacted due to the effects of the U.S. risk retention rules on market expectations or uncertainty, the relative appeal of other investments not impacted by the U.S. risk retention rules and other factors.

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

The financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Our business and the businesses of our portfolio companies are dependent on bank relationships and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies. In addition, we and our portfolio companies regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. If a depository financial institution in which we or our portfolio companies holds cash and cash equivalents fails or if a depository institution is subject to other adverse conditions in the financial or credit markets, thereby impacting access to invested cash or cash equivalents, our financial performance could be adversely affected. Our Adviser will continue to assess the impact of these events on the Fund’s portfolio companies and the Fund.

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
•
inability of the Fund to comply with certain asset coverage ratios that would prevent the Fund from paying dividends to our shareholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
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

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “— Risk Relating to Our Business— We are exposed to risks associated with changes in interest rates.”

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

Changes to the regulations applicable to derivatives could affect our ability to use these instruments and the costs of doing so. For additional information on these regulatory changes, see “— Risks Relating to Our Business and Structure— New market structure requirements applicable to derivatives could significantly increase the costs of utilizing OTC derivatives”.

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

Holders

As of March 14, 2025, there were 79 holders of our common shares.

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

The following table summarizes the Fund's dividends declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2024	September 30, 2024	November 12, 2024	Regular	$0.33	$12,179,459
November 7, 2024	September 30, 2024	November 12, 2024	Supplemental	$0.02	$738,149
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.33	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.02	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 2, 2023	September 30, 2023	November 9, 2023	Regular	$0.33	$12,179,459
November 2, 2023	September 30, 2023	November 9, 2023	Supplemental	$0.02	$738,149
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2024, the portfolio median EBITDA for our portfolio companies was approximately $81.9 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

We focus on U.S. middle market opportunities that have barriers to entry because they entail in-depth due diligence, valuation and collateral analyses; involve complexity; and require speed and certainty of execution and similar features that limit the participation of traditional financing sources. These opportunities are often less competitive and allow us to require more favorable structural and economic terms than available in broader public markets. In addition to investments in U.S. middle market companies, we may invest a portion of our capital in opportunistic investments, including, but not limited to, loans, debt securities (secured and unsecured) and equity. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating

Our Adviser believes the middle market lending environment is attractive throughout the credit cycle as a result of the following (i) growing demand for non-traditional lenders, (ii) trajectory of the middle market environment, (iii) dynamics of middle market lending conditions and (iv) the niches of the specialty lending market, on which we believe our Adviser has the credit expertise and sourcing relationships to capitalize. The reduced competition and barriers to entry within these deals may allow us to originate and purchase loans at premium economics and with better creditor protections than those available in the broader market.

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through December 31, 2024, we have invested approximately $3.7 billion in 259 portfolio companies, excluding any subsequent exits or repayments. As of December 31, 2024, the fair value of our portfolio was invested approximately 96.5% in first lien secured debt, 0.6% in second lien debt, 0.9% in subordinated debt and unsecured debt, 0.4% in equity investments and 1.6% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $36.9 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of December 31, 2024, the fair value of the Fund’s total assets was comprised of approximately 83.7% of “qualifying assets.”

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2024 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 12.1%, with 85% of companies reporting top-like growth in 2024. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the current macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that were already prioritizing private credit for their capital needs, there may be significantly increased demand for private credit from the dislocated public markets. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of this shift in the operating landscape.

Portfolio and Investment Activity

As of December 31, 2024 and December 31, 2023, we had investments in 83 and 81 portfolio companies, respectively, with an aggregate fair value of $891.0 million and $876.2 million, respectively. As of December 31, 2024 and December 31, 2023, our portfolio had an average portfolio company investment size of $10.7 million and $10.8 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $905.0 million and $840.4 million for the years ended December 31, 2024 and 2023, respectively.

The table below summarizes our investments as of December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$877.0	$860.3	96.5%	$832.5	$821.9	93.8%
Second-lien debt	5.9	5.1	0.6%	5.8	5.7	0.7%
Subordinated and Unsecured Debt	3.9	8.0	0.9%	3.8	3.7	0.4%
Equities	14.9	3.4	0.4%	15.7	19.7	2.2%
Other investments	18.1	14.2	1.6%	27.7	25.2	2.9%
Total	$919.8	$891.0	100.0%	$885.5	$876.2	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of December 31, 2024 and December 31, 2023:

	December 31, 2024				December 31, 2023
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$868.1	94.4%	$845.2	94.9%	$869.5	98.2%	$860.5	98.2%
Non-accrual(1)	51.7	5.6%	45.8	5.1%	16.0	1.8%	15.7	1.8%
Total	$919.8	100.0%	$891.0	100.0%	$885.5	100.0%	$876.2	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the year ended December 31, 2024, we funded $271.6 million in 29 new portfolio companies and $49.6 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.4 years. For the same period, we received $308.1 million of aggregate repayments, paydowns and sales.

For the year ended December 31, 2023, we funded $275.4 million in 28 new portfolio companies and $56.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.5 years. For the same period, we received $278.9 million of aggregate repayments, paydowns and sales.

Our investment activity for the years ended December 31, 2024 and 2023 is presented below:

	For the Years Ended December 31,
($ in millions)	2024	2023
Investment funded:
New purchases	$271.6	$275.4
Follow-ons	49.6	56.5
Total	$321.2	$331.9
Investments funded(1):
First-lien debt	$317.9	$330.4
Second-lien debt	—	—
Other debt	2.3	—
Equities	0.5	1.0
Other investments	0.5	0.5
Total	$321.2	$331.9
Investments sold or repaid(1):
First-lien debt	$(289.6)	$(269.1)
Second-lien debt	—	(9.2)
Other secured debt	(3.9)	—
Equities	(9.7)	(0.3)
Other investments	(4.9)	(0.3)
Total	$(308.1)	$(278.9)
Number of new investment commitments in new portfolio companies	29	28
Average new investment fundings in new portfolio companies	$9.4	$9.8
Weighted average term (years) for new investments in new portfolio companies	5.4	5.5
Percentage of new floating rate debt investments at fair value	100.0%	100.0%
Weighted average yield of new investments at fair value	11.0%	13.3%
Weighted average spread over SOFR of new floating rate investments at fair value	6.0%	7.2%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average yield of portfolio	11.2%	12.5%
Weighted average yield of performing debt investments	12.0%	13.4%
Weighted average interest rate of performing debt investments	11.1%	12.5%
Weighted average spread over SOFR of floating rate performing investments	6.7%	7.2%

Results of Operations

For the years ended December 31, 2024 and 2023

Operating results for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
($ in millions)	2024	2023
Total investment income	$123.5	$116.6
Less: Total expenses	55.7	51.2
Net investment income	67.8	65.4
Net realized gain (loss)	6.8	(11.7)
Net change in unrealized gain (loss)	(18.4)	5.9
Net increase (decrease) in net assets resulting from operations	$56.2	$59.6

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Years Ended December 31,
($ in millions)	2024	2023
Interest income, excluding PIK interest	$116.2	$111.7
PIK interest income	7.2	4.5
Dividend income	—	—
Other income	0.1	0.4
Total investment income	$123.5	$116.6

For the year ended December 31, 2024, total investment income of $123.5 million increased by approximately $6.9 million compared to $116.6 million for the year ended December 31, 2023, primarily due to an increase in interest income (excluding PIK) of $4.5 million. The increase in interest income (excluding PIK) was driven by an increased average portfolio size of $64.6 million at fair value. This was partially offset by a decrease in yield (excluding PIK) of approximately 46 basis points, primarily due to a decreasing interest rate environment. Furthermore there was a decrease in other income of $0.3 million over the prior year.

Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
($ in millions)	2024	2023
Interest and financing expenses	$34.5	$33.4
Management fee	4.1	$4.1
Income incentive compensation	11.7	$10.7
Incentive compensation clawback	(1.7)	$(5.3)
Professional fees	2.4	$2.8
Administration fees	2.3	$2.2
Trustee fees	0.4	$0.4
Offering costs write off	—	$1.3
Other general and administrative expenses	2.0	$1.6
Total expenses	$55.7	$51.2

For the year ended December 31, 2024, total expenses of $55.7 million increased by approximately $4.5 million compared to $51.2 million for the year ended December 31, 2023. Interest and financing expenses for the year ended December 31, 2024 increased $1.1 million over the prior year, primarily due to an increase in weighted average borrowing costs of approximately 14 basis points. Income Incentive Compensation for the year ended December 31, 2024, increased by approximately $1.0 million and there was a decrease in the Incentive Compensation Clawback of $3.6 million for the year ended December 31, 2024 (see Note 3 to the consolidated financial statements). The increase in total expenses was partially offset by the absence of the write off of offerings costs of $1.3 million for the year ended December 31, 2023.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
($ in millions)	2024	2023
Net realized gain (loss):
Investments	$5.9	$(12.0)
Foreign currency ("FX") transactions and FX forward contracts	1.0	$0.1
Interest rate swaps	(0.1)	$0.2
Total net realized gain (loss)	$6.8	$(11.7)
Net change in unrealized appreciation (depreciation):
Investments	$(19.5)	$6.8
Translation in FX and FX forward contracts	1.2	$(1.0)
Interest rate swaps	(0.1)	$0.1
Total net change in unrealized appreciation (depreciation)	$(18.4)	$5.9

Net Realized Gain (Loss)

For the year ended December 31, 2024, net realized gain (loss) on investments was $5.9 million, primarily driven by one portfolio company exit with respective realized gains greater than $1.0 million. For the year ended December 31, 2023, net realized gain (loss) on investments was $(12.0) million, primarily driven by three portfolio companies with respective losses greater than ($1.0) million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the year ended December 31, 2024, net change in unrealized appreciation (depreciation) on investments was $(19.5) million, primarily driven by tightening of credit spreads and certain portfolio-company specific developments. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $18.6 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(38.1) million, primarily driven by eleven portfolio companies with respective unrealized depreciation above $(1.0) million.

For the year ended December 31, 2023, net change in unrealized appreciation (depreciation) on investments was $6.8 million, primarily driven by certain portfolio company-specific developments. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $28.0 million, primarily driven by eight portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(21.2) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through December 31, 2024, we have fully exited investments in 176 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.2% or unlevered internal rate of return (net of expenses) of 10.2% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the 1940 Act.

For the years ended December 31, 2023 and 2022

The comparison of the years ended December 31, 2023 and 2022 can be found within "Item 2—Financial Information—Results of Operations" in our statement on Form 10-K, filed with the SEC on March 20, 2024.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2024 and December 31, 2023, our asset coverage ratio was 221% and 219%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of December 31, 2024 and December 31, 2023, our unfunded portfolio commitments were approximately $52.5 million and $27.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of December 31, 2024, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2024, we had approximately $97.4 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of December 31, 2024, we had $99.2 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the year ended December 31, 2024, cash provided by operating activities was $35.8 million, primarily driven by proceeds from sales, paydowns and resolutions of investments of $308.1 million, an increase in net assets resulting from operations of $56.2 million, net change in unsettled transactions of $(11.7) million, and other operating activity of $3.7 million, partially offset by purchases of investments of $(321.2) million. Lastly, cash used in financing activities was $(55.9) million, primarily due to dividends paid of $(51.7) million, net payments on borrowings of $(1.8) million, and payment of deferred financing costs of approximately $(2.4) million.

Contractual Obligations

As of December 31, 2024, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	2.6	—	—	2.6	—
Total Contractual Obligations	$451.6	$—	$145.0	$2.6	$304.0

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”) and the Fund owned $112 million of Class D and Subordinated Notes. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and was backed by a diversified portfolio of senior secured bonds and loans and second lien loans (see Note 6 to the consolidated financial statements for more details).

2024 Debt Securitization

On September 26, 2024, the Fund completed a $428 million term debt securitization (the “2024 Debt Securitization”) and the Fund owns $124 million of Class D and Subordinated Notes. The 2024 Debt Securitization is commonly referred to as a “CLO Reset”, in which the 2021 CLO was reset with a new capital structure and reinvestment period. The debt offered in the 2024 Debt Securitization (the “2024 CLO”) was issued by Silver Point SCF CLO IV, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and was backed by a diversified portfolio of senior secured bonds and loans and second lien loans (see Note 6 to the consolidated financial statements for more details). The 2024 CLO consists of the following:

	December 31, 2024
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	6.38%
Class A-1a Notes	115.5	115.5	S+1.72%	6.38%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	6.61%
Class B Notes	24.0	24.0	S+2.10%	6.76%
Class C Notes	32.0	32.0	S+2.70%	7.36%
Total 2024 CLO	$304.0	$304.0		6.45%

2026 Notes

On November 4, 2021, the Fund placed $145 million aggregate principal amount of notes that mature on November 4, 2026 (the “2026 Notes”). The 2026 Notes were issued in two tranches, with $100 million of tranche A notes funded on November 4, 2021 and $45 million of tranche B notes funded on January 21, 2022. The 2026 Notes bear interest at a rate of 4.00% per year, payable semi-annually on November 4 and May 4, of each year, commencing on May 4, 2022. The 2026 Notes are governed by a purchase agreement, dated November 4, 2021, by and among the Fund and the purchasers. In connection with the 2026 Notes, the Fund entered into interest rate swaps and applied hedge accounting for the designated hedge relationship between the 2026 Notes and the swaps. As a result of these swaps, the Fund's effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps' outstanding period (see Note 6 to the consolidated financial statements for more details).

Revolving Credit Facility

On October 17, 2017 and amended on April 14, 2023, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent (the “Facility Agent”) and U.S. Bank National Association as collateral agent (the “Collateral Agent”).

As of December 31, 2024, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of December 31, 2024 and December 31, 2023, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2024	December 31, 2023
First Lien Secured Debt	$52.2	$27.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$52.5	$27.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of December 31, 2024, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On February 11, 2025, the Board of Trustees declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on February 12, 2025, for Shareholders of record on December 31, 2024.

Liquidity Event

In February 2025, the Board approved (and the Adviser expects to provide) Shareholders liquidity by arranging the sale of shares of the Fund, at a price not less than the most recently calculated month-end net asset value per share (the “Liquidity Event”). Shareholders may elect whether they would like to participate in the Liquidity Event. If a Shareholder chooses to not participate, in part or in whole, they will continue to own their respective amount of common shares in the Fund. Consummation of the Liquidity Event is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the transaction is expected to be completed by June 30, 2025 or the Fund will commence an orderly wind down at that time.

Amended Investment Advisory Agreement

In February 2025, the Board approved the Fourth Amended and Restated Investment Advisory Agreement (the “New Advisory Agreement”) between the Fund and the Adviser. Under the New Advisory Agreement, the management fee will be amended to 1.25% on the Fund’s net assets from 0.75% on the Fund’s aggregate net capital contributions. The income incentive compensation will be reduced to 12.50% from 15.00%, with the Hurdle Rate Amount reduced to 6.00%, annualized, from 7.00%, annualized. Further, the incentive fee on capital gains will also be reduced to 12.50% from 15.00%.

The New Advisory Agreement is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the New Advisory Agreement will become effective upon the completion of the Liquidity Event.

Asset Coverage Requirements

In February 2025, the Board approved the Fund’s asset coverage requirement to be reduced from 200% to 150%. The reduction of the asset coverage ratio is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the reduction in the asset coverage ratio will become effective subsequent to the completion of the Liquidity Event.

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

As of December 31, 2024, approximately 95.6% of our total debt investments at fair value (or 97.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 97.4% of our performing debt investments based on fair value were effectively floating rate investments as of December 31, 2024. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	December 31, 2024
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$25.6	$(13.1)	$12.5
Up 200 basis points	17.1	(8.7)	8.4
Up 100 basis points	8.6	(4.4)	4.2
Up 50 basis points	4.3	(2.2)	2.1
Down 50 basis points	(4.3)	2.2	(2.1)
Down 100 basis points	(8.6)	4.4	(4.2)
Down 200 basis points	(16.7)	8.7	(8.0)
Down 300 basis points	(23.7)	13.1	(10.6)
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

The interest sensitivity analysis as of December 31, 2023 can be found within "Item 2—Financial Information—Quantitative and Qualitative Analysis About Market Risk" in our statement on Form 10-K, filed with the SEC on March 20, 2024.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Silver Point Specialty Lending Fund

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Silver Point Specialty Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Silver Point Specialty Lending Fund and its subsidiaries (the “Fund”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodians, brokers, agent banks and portfolio company investees; when replies were not received from brokers and agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 14, 2025

We have served as the Fund’s auditor since 2015.

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $865,232,646 and $808,399,961, respectively)	$849,500,690	$808,932,858
Non-controlled, affiliated investments (amortized cost of $8,032,091 and 14,673,357, respectively)	12,137,420	14,315,483
Controlled investments (amortized cost of $46,509,435 and $62,397,504, respectively)	29,407,547	52,948,918
Total investments, at fair value (amortized cost of $919,774,172 and $885,470,822, respectively)	891,045,657	876,197,259
Cash and cash equivalents	50,837,455	25,909,439
Restricted cash and cash equivalents	48,317,750	89,133,845
Foreign cash held at banks (cost of $22,244 and $4,284,056, respectively)	21,064	4,226,191
Receivable for unsettled transactions	10,906,345	4,685,132
Interest receivable	7,850,936	9,340,473
Incentive compensation clawback (Note 3)	7,025,114	5,278,193
Foreign currency forward contracts, at fair value	401,535	—
Interest rate swaps, at fair value	267,763	459,896
Due from broker	2,077,052	5,107,476
Deferred financing costs	161,667	697,546
Other assets	998,922	824,346
Total assets	$1,019,911,260	$1,021,859,796

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,554,749 and $2,879,010, respectively)	$447,820,332	$449,730,356
Payable for unsettled transactions	9,095,503	14,567,040
Due to broker	1,920,000	—
Interest payable	6,463,550	5,634,951
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,854,790	3,156,749
Interest rate swaps, at fair value	78,603	1,514,965
Foreign currency forward contracts, at fair value	—	764,756
Other liabilities	3,325,295	3,065,646
Accrued expenses	2,410,523	1,970,451
Total liabilities	474,998,266	481,434,584

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(8,698,777)	(13,186,559)
Total net assets	544,912,994	540,425,212
Total liabilities and net assets	$1,019,911,260	$1,021,859,796
Net asset value per share	$14.76	$14.64

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023	2022
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$113,100,827	$108,938,197	$87,755,139
PIK interest income	6,507,627	4,112,348	2,414,053
Dividend income	—	—	3,306,442
Other income	106,986	415,424	1,087,431
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	1,878,866	906,511	—
PIK interest income	609,607	277,876	—
Controlled investments:
Interest income (excluding PIK interest)	1,198,440	1,889,635	1,675,487
PIK interest income	97,736	73,355	46,540
Total investment income	123,500,089	116,613,346	96,285,092

Expenses:
Interest and financing expenses	34,474,320	33,430,091	24,040,294
Management fee (Note 3)	4,118,679	4,118,679	4,118,679
Income incentive compensation (Note 3)	11,657,233	10,665,002	9,160,228
Capital gains incentive compensation (Note 3)	—	—	(1,429,874)
Incentive compensation clawback (Note 3)	(1,746,921)	(5,278,193)	—
Professional fees	2,497,704	2,830,719	3,028,258
Administration fees	2,257,883	2,215,781	1,912,572
Trustee fees	350,000	350,000	357,500
Offering costs write off	—	1,272,403	—
Other general and administrative expenses	2,110,927	1,598,345	1,663,242
Total expenses	55,719,825	51,202,827	42,850,899

Net investment income	67,780,264	65,410,519	53,434,193

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	5,473,024	(12,303,812)	(5,855,478)
Non-controlled/affiliated investments	634,298	—	—
Controlled investments	(202,407)	317,952	202,974
Foreign currency transactions	(527,342)	339,200	(1,683,719)
Foreign currency forward contracts	1,534,445	(279,502)	4,628,392
Interest rate swaps	(109,049)	218,609	(827)
Total return swaps	—	—	163,071
Total net realized gain (loss)	6,802,969	(11,707,553)	(2,545,587)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(16,264,853)	12,358,905	(35,400,067)
Non-controlled/affiliated investments	4,463,203	(357,874)	—
Controlled investments	(7,653,302)	(5,218,981)	(3,559,706)
Translation of assets and liabilities in foreign currencies	(59,457)	(43,507)	(32,263)
Foreign currency forward contracts	1,166,291	(881,899)	1,106,847
Interest rate swaps	(76,901)	82,904	165,747
Total net change in unrealized appreciation (depreciation)	(18,425,019)	5,939,548	(37,719,442)
Net gain (loss)	(11,622,050)	(5,768,005)	(40,265,029)
Net increase (decrease) in net assets resulting from operations	$56,158,214	$59,642,514	$13,169,164
Net investment income per share (Basic and Dilutive)	$1.84	$1.77	$1.45
Earnings per share (Basic and Dilutive)	$1.52	$1.62	$0.36
Weighted average shares outstanding	36,907,451	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

	For the Years Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income	$67,780,264	$65,410,519	$53,434,193
Net realized gain (loss)	6,802,969	(11,707,553)	(2,545,587)
Net change in unrealized appreciation (depreciation)	(18,425,019)	5,939,548	(37,719,442)
Net increase (decrease) in net assets resulting from operations	56,158,214	59,642,514	13,169,164
Distributions (Note 9)
Dividends	(51,670,432)	(50,194,134)	(45,877,308)
Net decrease in net assets resulting from distributions	(51,670,432)	(50,194,134)	(45,877,308)
Net increase (decrease) in net assets	4,487,782	9,448,380	(32,708,144)
Net assets, beginning of period	540,425,212	530,976,832	563,684,976
Net assets, end of period	$544,912,994	$540,425,212	$530,976,832

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$56,158,214	$59,642,514	$13,169,164
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(7,528,931)	(8,973,118)	(10,271,953)
Amortization of deferred financing costs and debt issuance costs	2,247,716	2,331,786	2,750,773
Offering costs write off	—	1,272,403	—
Payments for purchase of investments	(321,236,785)	(331,896,890)	(237,845,487)
Proceeds from sales, paydowns and resolutions of investments	308,087,447	278,871,672	340,910,843
Interest paid-in-kind	(7,214,970)	(4,463,579)	(1,681,111)
Net realized (gain) loss from investments	(5,904,915)	11,985,860	5,652,504
Net change in unrealized (appreciation) depreciation from investments	19,454,952	(6,782,050)	38,959,773
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(1,166,291)	881,899	(1,106,847)
Net change in unrealized (appreciation) depreciation from interest rate swaps	76,901	(82,904)	(165,747)
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	94,689	(77,804)	—
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	(6,221,213)	(4,685,132)	24,464,754
Interest receivable	984,309	609,918	(3,548,661)
Incentive compensation clawback	(1,746,921)	(5,278,193)	—
Due from broker	3,030,424	(2,138,297)	(2,969,179)
Other assets	(174,576)	489,194	(509,517)
Due to broker	1,920,000	—	(480,000)
Payable for unsettled transactions	(5,471,537)	11,948,367	(8,303,741)
Interest payable	828,599	786,622	2,155,871
Management fees payable to an affiliate	—	—	503,505
Income incentive compensation payable to an affiliate	(301,959)	1,009,428	(2,409,605)
Capital gains incentive compensation payable to an affiliate	—	—	(1,411,001)
Interest rate swaps accrual, net	(850,104)	615,951	—
Payable to Trustees	—	—	(34,453)
Other liabilities	259,649	—	—
Accrued expenses	440,103	(675,144)	1,396,598
Net cash provided by (used in) operating activities	35,764,801	5,392,503	159,226,483
Cash flows from financing activities
Proceeds from debt borrowings	366,800,000	44,400,000	81,300,000
Principal debt payments	(368,600,000)	(54,000,000)	(148,500,000)
Payment of deferred financing costs and debt issuance costs	(2,387,575)	(1,189,260)	(1,637,698)
Payment of deferred offering costs	—	—	(659,861)
Dividends paid	(51,670,432)	(50,194,134)	(45,877,308)
Proceeds from other liabilities	—	3,065,646	—
Net cash provided by (used in) financing activities	(55,858,007)	(57,917,748)	(115,374,867)
Net increase (decrease)	(20,093,206)	(52,525,245)	43,851,616

Beginning of period balance(1)	119,269,475	171,794,720	127,943,104
End of period balance(1)	$99,176,269	$119,269,475	$171,794,720
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$32,605,326	$29,648,759	$19,133,650
Cash paid during the period for income taxes	$68,701	$79,206	$28,455

	December 31,
	2024	2023	2022
Cash and cash equivalents	$50,837,455	$25,909,439	$126,670,529
Foreign cash held at banks	21,064	4,226,191	3,490,954
Restricted cash and cash equivalents	48,317,750	89,133,845	41,633,237
Total	$99,176,269	$119,269,475	$171,794,720

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁴⁾	1st Lien Term Loan	Transportation & Logistics	S+6.10%, 1.00% Floor	10.65%	4/8/2022	11/30/2029	$6,432,303	$6,341,202	$4,689,958	0.86%
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.61%, 1.00% Floor	10.97	11/23/2022	11/23/2027	8,398,994	8,261,371	8,482,585	1.56
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾	1st Lien Revolver	Manufacturing	S+6.61%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(12,705)	8,761	0.00
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	10.36	9/1/2023	9/3/2030	10,596,118	10,427,328	10,504,801	1.93
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(14,698)	(7,827)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.59	10/18/2021	3/26/2029	19,347,739	18,030,040	19,092,126	3.50
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	11.21	5/24/2022	5/24/2027	13,416,340	13,200,253	13,270,301	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	10.73	4/22/2022	4/22/2027	11,596,730	11,354,924	11,361,399	2.08
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	10.66	4/22/2022	4/22/2027	1,728,742	1,702,371	1,693,661	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	12.50	4/22/2022	4/22/2027	1,170,045	394,993	390,414	0.07
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	9.59	5/2/2023	5/2/2030	5,778,322	5,632,529	5,777,165	1.06
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(13,105)	(5,090)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Transportation & Logistics	12.00%	12.00	12/19/2023	12/28/2025	6,637,330	6,637,330	7,052,827	1.29
Amerijet Holdings Inc⁽⁷⁾⁽³⁰⁾	1st Lien Term Loan	Transportation & Logistics	S+7.11%, 1.00% Floor	11.47	12/28/2021	12/28/2025	13,878,591	13,757,797	13,151,329	2.41
Amerijet Holdings Inc⁽⁷⁾⁽³⁰⁾	1st Lien Revolver	Transportation & Logistics	S+7.11%, 1.00% Floor (0.50% on unfunded)	11.47	12/28/2021	12/28/2025	2,536,322	2,517,521	2,404,395	0.44
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁹⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	10.80	5/26/2022	5/26/2028	2,188,419	2,160,235	2,167,353	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	15.09	5/24/2023	5/24/2028	10,349,756	10,195,902	9,991,904	1.83
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,563	(11,408)	(27,326)	(0.01)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	11.39	11/6/2023	11/7/2029	4,153,650	4,049,945	4,114,321	0.76
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.05	11/7/2023	11/7/2029	€7,101,059	7,433,391	7,280,591	1.34
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(28,372)	(11,405)	(0.00)
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.40	5/26/2023	6/1/2025	6,623,459	6,601,741	6,618,900	1.21
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	10.86	3/19/2024	3/19/2031	2,119,510	2,089,377	2,083,093	0.38
Azurite Intermediate Holdings Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	10.86	3/19/2024	3/19/2031	4,817,068	4,749,620	4,734,303	0.87
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(10,258)	(13,277)	(0.00)
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.88%, 0.75% Floor	11.24	9/28/2021	9/20/2027	15,512,169	15,123,116	15,235,311	2.80
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.59	6/10/2021	6/11/2027	4,150,255	4,129,706	3,993,556	0.73
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.59	11/19/2021	6/11/2027	2,587,877	2,576,407	2,490,168	0.46
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	11.67	12/13/2018	6/2/2026	8,849,149	8,692,127	5,789,707	1.06
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.01	2/17/2021	3/31/2027	22,822,369	22,468,352	19,374,943	3.56
Circle Graphics Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.01	7/12/2021	3/31/2027	533,038	521,414	452,520	0.08

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽³⁰⁾	1st Lien Term Loan	Aerospace & Defense	S+11.51%, 1.50% Floor	15.84%	8/20/2019	9/4/2025	$8,743,853	$8,549,163	$8,613,969	1.58%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	10.36	10/10/2023	10/10/2030	3,486,129	3,410,121	3,445,930	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	10.37	10/10/2023	10/10/2029	401,425	192,439	194,521	0.04
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.84	2/27/2023	2/27/2030	10,299,398	10,081,560	10,301,300	1.89
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(12,207)	373	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(12,252)	140	0.00
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	11.11	11/8/2023	11/8/2030	9,501,470	9,293,218	9,290,000	1.70
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(20,514)	(22,069)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽³⁰⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.83	12/19/2024	1/3/2031	8,679,743	8,636,344	8,636,344	1.58
Databricks Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, 0.00% Floor (1.00% on unfunded)	1.00	12/19/2024	1/3/2031	1,859,945	-	(9,300)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	12.55	8/30/2023	8/30/2027	18,730,773	18,319,538	18,258,574	3.35
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 0.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(4,705)	(4,787)	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.40	11/15/2024	11/15/2029	2,511,056	2,461,976	2,461,350	0.45
Form Technologies Inc⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+4.85%, 1.00% Floor	9.36	2/19/2021	7/22/2025	3,439,637	3,432,454	3,372,277	0.62
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.50%, 0.75% Floor	10.12	1/19/2024	1/20/2031	2,285,989	2,245,029	2,244,698	0.41
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.50%, 0.75% Floor (1.00% on unfunded)	10.08	1/19/2024	1/20/2031	741,234	302,832	298,801	0.05
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Professional Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,125)	(3,254)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.51	9/1/2023	9/4/2029	7,561,109	7,438,113	7,434,413	1.36
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,126,895	(16,681)	(35,646)	(0.01)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.36	9/1/2023	9/4/2029	1,063,447	600,261	599,064	0.11
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	11.11	4/19/2023	4/19/2030	9,852,519	9,634,105	9,863,610	1.81
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	11.11	4/19/2023	4/19/2030	1,920,339	186,108	211,542	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	11.11	4/19/2023	4/19/2029	1,345,718	490,165	508,780	0.09
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	10.58	2/16/2024	8/11/2028	4,919,320	4,735,345	4,778,687	0.88
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³⁴⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	14.01	10/26/2023	10/26/2028	19,174,568	18,744,786	19,459,155	3.57
Gopher Resource LLC⁽⁷⁾⁽⁹⁾⁽¹¹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00%, 1.00% Floor	11.33	10/4/2024	10/4/2029	15,114,813	14,678,002	14,670,398	2.69
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+7.00%, 1.00% Floor	11.33	10/4/2024	10/4/2029	1,199,019	924,998	924,387	0.17
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	11.15	7/16/2024	7/16/2029	10,484,969	10,189,358	10,208,166	1.87
Health Catalyst Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor (1.50% on unfunded)	11.10	7/16/2024	7/16/2029	8,408,998	2,940,083	2,948,194	0.54
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	12.08	9/6/2019	6/30/2025	23,852,290	23,790,688	23,738,848	4.36
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.52	10/17/2022	11/1/2025	14,926,857	14,837,404	14,709,704	2.70
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor	11.57	11/3/2021	11/5/2026	16,007,856	15,683,537	12,881,722	2.36
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(51,636)	87,108	0.02
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	11.02	12/20/2023	11/9/2028	4,590,559	4,515,445	4,514,795	0.83
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(9,880)	(10,297)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor	15.66%	7/23/2021	7/23/2027	$18,709,224	$18,545,119	$17,616,239	3.23%
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁶⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(29,210)	(0.01)
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	12.07	12/1/2022	5/29/2026	4,568,481	4,418,775	4,438,021	0.81
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	10.35	8/15/2024	8/27/2029	12,967,768	12,601,730	12,646,297	2.32
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	11.59	6/30/2021	7/15/2027	11,025,000	10,879,328	9,460,828	1.74
Manchester Acquisition Sub LLC⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	10.37	11/16/2021	12/1/2026	1,762,560	1,721,118	1,662,870	0.31
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	10.08	5/31/2023	5/31/2030	17,607,452	17,316,003	17,514,939	3.21
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(26,386)	(16,176)	(0.00)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.25%, 1.00% Floor	10.77	11/17/2023	11/17/2028	17,521,812	17,116,098	17,209,657	3.16
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Business Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	1,098,221	(27,096)	(18,138)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽³⁰⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.80	6/30/2022	6/30/2029	8,600,746	8,498,542	8,528,103	1.57
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.49	5/17/2024	5/17/2030	6,935,237	6,806,043	6,865,884	1.26
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030	995,726	(18,130)	(14,936)	(0.00)
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.48	10/26/2020	4/3/2026	11,575,073	11,353,999	9,671,260	1.77
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	12.48	10/26/2020	4/3/2026	5,826,047	5,712,884	4,867,806	0.89
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor (1.00% on unfunded)	12.48	4/4/2024	4/3/2026	926,522	705,988	588,270	0.11
National Dentex Corp⁽⁷⁾⁽²³⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.48	10/29/2024	4/3/2026	1,278,402	580,738	1,068,137	0.20
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽²⁸⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	11.57	10/26/2020	4/3/2026	1,486,897	1,096,503	878,049	0.16
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.99	5/31/2024	5/31/2029	6,911,607	6,785,804	6,814,845	1.25
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(13,551)	(13,055)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	12.99	6/30/2023	6/30/2027	19,150,688	18,890,080	19,058,644	3.50
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Power Generation	S+6.00%, 1.00% Floor	10.51	8/30/2024	3/1/2027	17,162,432	16,711,504	16,784,859	3.08
Peloton Interactive Inc⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+6.00%	10.36	5/23/2024	5/30/2029	10,789,961	10,689,826	11,019,232	2.02
Pixelle Receivables SPE, LLC⁽⁷⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%	11.55	6/11/2024	6/12/2025	1,020,636	1,011,602	1,010,430	0.19
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 3.00% Floor	11.52	10/28/2024	10/29/2029	10,858,502	10,596,417	10,591,131	1.94
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	10.27	8/31/2023	9/3/2030	8,785,255	8,636,605	8,735,984	1.60
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(9,711)	(4,273)	(0.00)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.36	3/27/2023	3/27/2028	5,239,787	5,097,933	5,192,308	0.95
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.41	3/27/2023	3/27/2028	753,988	732,516	747,156	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	9.40	11/30/2023	3/27/2028	1,688,893	931,907	942,268	0.17
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(6,416)	(13,150)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(13,353)	(7,712)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.59	10/30/2024	10/30/2030	6,297,994	6,173,999	6,173,032	1.13
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	10/30/2024	10/30/2030	539,828	(10,530)	(10,661)	0.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	11.34%	6/21/2023	6/21/2029	$12,367,185	$12,065,101	$11,785,473	2.16%
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.35	6/21/2023	6/21/2029	1,164,025	718,981	687,389	0.13
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	10.08	2/18/2022	2/18/2029	3,781,071	3,730,154	3,781,071	0.69
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	10.08	2/18/2022	2/18/2029	945,268	462,604	472,634	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	10.11	2/18/2022	2/18/2029	236,317	91,739	94,527	0.02
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.00%, 1.00% Floor	10.36	9/11/2024	9/11/2029	13,400,803	13,144,931	13,239,993	2.43
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	11.40	10/15/2024	10/13/2029	18,097,503	17,569,947	17,561,213	3.22
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.09	5/11/2022	5/19/2028	19,476,585	19,155,391	16,226,888	2.98
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	10.59	7/2/2024	7/22/2027	14,665,828	14,414,529	14,606,839	2.68
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.60	7/2/2024	7/22/2027	3,203,177	1,559,651	1,588,705	0.29
Stryten Energy Resources LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.88	12/18/2024	12/18/2029	17,617,927	17,266,614	17,265,568	3.17
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	10.34	8/5/2024	8/5/2030	16,671,772	16,279,537	16,355,008	3.00
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.23	1/12/2024	1/11/2030	15,161,402	14,829,218	14,974,648	2.75
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(62,773)	(73,719)	(0.01)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽¹⁵⁾⁽²⁸⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	14.52	10/15/2020	10/15/2025	15,722,940	15,201,636	13,887,240	2.55
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁵⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	14.21	10/15/2020	10/15/2025	1,325,356	1,051,555	935,048	0.17
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.32	3/1/2024	3/1/2030	14,309,699	13,790,412	14,446,716	2.65
Toll Northeast V Corporation⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Real Estate	5.50%	5.50	3/28/2024	3/28/2025	5,062,500	5,044,082	5,023,214	0.92
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.61	4/30/2024	4/30/2031	8,599,239	8,478,464	8,573,442	1.57
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.89	4/30/2024	4/30/2031	3,170,866	332,463	347,210	0.06
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.59	4/30/2024	4/30/2030	1,189,075	340,889	343,048	0.06
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.75	1/12/2023	4/5/2029	11,192,878	10,933,748	10,988,101	2.02
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.34	9/27/2024	9/27/2031	4,720,305	4,677,771	4,675,811	0.86
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	980,141	(7,491)	(9,239)	(0.00)
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁴⁾	1st Lien Term Loan	Consumer Products	S+10.00%, 1.00% Floor	14.65	5/13/2022	5/13/2027	7,992,824	7,827,653	7,992,025	1.47
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.60%	13.15	6/2/2023	1/3/2025	4,349,159	4,349,159	4,349,159	0.80
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.38	7/7/2023	9/20/2029	13,818,197	13,510,510	13,689,427	2.51
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/20/2024	9/20/2029	1,118,895	(5,369)	(10,401)	(0.00)
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(29,660)	(13,988)	(0.00)
Total United States of America 1st Lien/Secured Loans								805,347,852	790,454,952	145.05
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	18.33	5/26/2023	5/26/2026	6,438,514	6,250,605	6,562,777	1.20
Total Australia 1st Lien/Secured Loans								6,250,605	6,562,777	1.20

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.60%	12/18/2024	12/18/2030	$7,653,036	$7,576,963	$7,737,946	1.42%
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.62	12/20/2024	12/20/2029	2,387,542	2,304,304	2,303,978	0.42
Source Energy Services Ltd⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.25%, 1.00% Floor (3.00% on unfunded)	3.00	12/20/2024	12/20/2029	442,137	(15,365)	(15,475)	(0.00)
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.83	5/22/2024	5/22/2030	12,735,233	12,554,978	12,633,351	2.32
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030	1,422,136	(19,151)	(19,910)	(0.00)
Total Canada 1st Lien/Secured Loans								22,401,729	22,639,890	4.16
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.71	12/3/2021	12/15/2026	4,027,187	3,989,999	3,960,091	0.73
Total Netherlands 1st Lien/Secured Loans								3,989,999	3,960,091	0.73
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	12.45	1/26/2024	2/6/2030	£4,113,090	5,100,651	5,018,589	0.92
Total United Kingdom 1st Lien/Secured Loans								5,100,651	5,018,589	0.92
Total 1st Lien/Secured Loans								843,090,836	828,636,299	152.06
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.73%, 1.00% Floor	13.10	11/19/2021	6/11/2028	2,572,287	2,548,692	2,236,881	0.41
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.09	6/10/2021	6/11/2028	3,333,333	3,303,128	2,898,694	0.53
Total United States of America 2nd Lien Term Loan								5,851,820	5,135,575	0.94
Total 2nd Lien/Secured Loans								5,851,820	5,135,575	0.94
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁸⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026	17,332,429	15,976,413	13,865,943	2.54
Total United States of America Senior Secured Bonds								15,976,413	13,865,943	2.54
Total Senior Secured Bonds								15,976,413	13,865,943	2.54
Equities
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁵⁾	Common Equities	Transportation & Logistics	N/A	N/A	11/11/2024	N/A	872	—	—	0.00
Beauty Health Co⁽²⁵⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,452,401	0.27
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	313,577	410,472	0.08
Total United States of America Equities								313,577	1,862,873	0.35
Total Equities								313,577	1,862,873	0.35
Total Non-Controlled/Non-Affiliated Investments								865,232,646	849,500,690	155.89%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
Senior Secured Bonds
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³²⁾	Senior Secured Bonds	Specialty Retail	10.25%	10.25%	10/30/2024	4/15/2030	€3,811,000	$4,122,740	$4,100,660	0.75%
Total Senior Secured Bonds								4,122,740	4,100,660	0.75
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³²⁾	Subordinated Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€3,576,263	3,909,351	8,036,760	1.47
Total Subordinated Debt								3,909,351	8,036,760	1.47
Total Non-Controlled/Affiliated Investments								8,032,091	12,137,420	2.22%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	7,640,570	7,640,570	7,639,424	1.40
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	6,125,000	6,125,000	5,970,038	1.10
Total 1st Lien/Secured Loans								13,765,570	13,609,462	2.50
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁵⁾⁽³³⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	1,564,654	0.29
Total Equities								14,608,750	1,564,654	0.29
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³³⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.00	12/7/2019	12/6/2026	$571,501	571,501	455,086	0.08
Total Trust Interest								3,724,975	1,424,586	0.26
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾⁽³³⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,410,140	12,808,845	2.35
Total Real Estate Properties								14,410,140	12,808,845	2.35
Total Controlled Investments								46,509,435	29,407,547	5.40%
Total Investments, December 31, 2024								$919,774,172	$891,045,657	163.51%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						82,522,423	82,522,423	82,522,423	15.14
Total Cash Equivalents and Restricted Cash Equivalents								$82,522,423	$82,522,423	15.14%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2024.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2024, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $13.2 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $44.3 million; the net unrealized depreciation was $31.1 million; the aggregate tax cost of securities for Federal income tax purposes was $922.7 million.
(5)
Percentage is based on net assets of $544,912,994 as of December 31, 2024.
(6)
The investment has an unfunded commitment as of December 31, 2024 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $126.6 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $412.5 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2024, qualifying assets totaled 83.7% of the Fund’s total assets.
(11)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 2.50%.
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
(23)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+10.15%.
(24)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+4.10%.
(25)
Represents a non-income producing investment.
(26)
The negative fair value is the result of the original discount on the loan.
(27)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(28)
Investment, representing 5.6% of cost and 5.1% of fair value, respectively, was on non-accrual status as of December 31, 2024, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(29)
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
(30)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(31)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

(32)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2024, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$10,592,982	$309,113	$(10,958,679)	$240,229	$(183,645)	$—	$1,781,946	$—	€-
Takko Fashion GmbH	Secured Bonds		—	4,122,739	—	(22,079)	—	4,100,660	62,057	—	€3,811,000
Takko Fashion Sarl	Unsecured Debt	†	3,722,501	711,507	(1,460,244)	4,245,053	817,943	8,036,760	644,470	—	€3,576,263
Total			$14,315,483	$5,143,359	$(12,418,923)	$4,463,203	$634,298	$12,137,420	$2,488,473	$—

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

† At December 31, 2024, the subordinated debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

(33)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$13,655,955	$403,641	$—	$(1,250,751)	$—	$12,808,845	$—	$—	100%
30 South Broadway, Irvington, New York	Real Estate Properties	9,268,495	62,799	(9,890,407)	761,520	(202,407)	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	14,004,900	—	(6,359,431)	(6,045)	—	7,639,424	763,952	—	$7,640,570
SP-CREH 19 Highline LLC	Secured Loans	6,120,712	—	—	(150,674)	—	5,970,038	434,488	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	7,613,410	—	—	(6,048,756)	—	1,564,654	—	—	70%
TH Liquidating Trust	Trust Interest	1,818,543	—	—	(849,043)	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	466,903	97,736	—	(109,553)	—	455,086	97,736	—	$571,501
Total		$52,948,918	$564,176	$(16,249,838)	$(7,653,302)	$(202,407)	$29,407,547	$1,296,176	$—

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

*** Investment no longer held as of December 31, 2024.

(34)
The Fund sold a participating interest of approximately $3.1 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $3.1 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.180%	Annual	11/1/2029	Goldman Sachs	€2,200,000	$(280)	$(10,074)
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€100,000	(36,459)	(2,182)
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€100,000	—	(62)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(66,307)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	66,305
US Interest Rate Swaps	Receive	SOFR	Annual	4.202%	Annual	12/22/2025	Goldman Sachs	$300,000	49,003	184,052
US Interest Rate Swaps	Receive	SOFR	Annual	4.000%	Quarterly	6/30/2025	Goldman Sachs	$72,500,000	(198,976)	268,064
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	(268,042)
Total										171,754
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	17,406
Total										17,406
Total Interest Rate Swaps										$189,160
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America	3/31/2025		$3,404,995	C$	4,859,118	$15,539
Bank of America	3/31/2025	C$	4,967,960		$3,459,086	6,292
Bank of America	3/31/2025	C$	191,780		$133,532	243
Bank of America	3/31/2025		$21,587,672		€20,506,839	272,210
Bank of America	3/31/2025		£2,074,860		$2,592,473	2,595
Bank of America	3/31/2025		$261,574		£207,205	2,419
Bank of America	3/31/2025		$7,428,380		£5,857,543	102,237
Total						$401,535

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
1440 Foods Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+6.00%, 1.00% Floor	11.36%	12/20/2023	12/20/2029	$7,849,139	$7,653,080	$7,652,911	1.42%
48Forty Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Transportation & Logistics	S+6.10%, 1.00% Floor	11.44	4/8/2022	11/30/2026	6,495,009	6,407,470	6,202,715	1.15
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+7.01%, 1.00% Floor	12.36	11/23/2022	11/23/2027	8,699,919	8,520,852	8,586,084	1.59
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Manufacturing	S+7.01%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(17,109)	(11,311)	(0.00)
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	11.36	9/1/2023	9/1/2030	9,687,879	9,499,133	9,499,359	1.76
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/1/2030	908,238	(17,298)	(17,674)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	11.61	10/18/2021	3/26/2027	19,549,996	18,324,807	18,490,207	3.42
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	12.21	5/24/2022	5/24/2027	13,553,592	13,260,026	13,035,786	2.41
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.46	4/22/2022	4/22/2027	9,699,212	9,557,527	9,696,643	1.79
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	11.46	4/22/2022	4/22/2027	1,729,003	1,707,728	1,728,545	0.32
Allentown LLC⁽⁷⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.15%, 1.00% Floor	11.51	12/19/2023	4/22/2027	1,899,876	1,862,233	1,899,372	0.35
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027	1,158,461	251,131	261,804	0.05
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.13	5/2/2023	5/2/2030	5,836,837	5,668,764	5,676,861	1.05
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(15,568)	(15,538)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Transportation & Logistics	12%	12.00	12/19/2023	12/28/2025	6,085,059	6,085,059	6,692,842	1.24
Amerijet Holdings Inc⁽⁷⁾⁽²⁸⁾	1st Lien Term Loan	Transportation & Logistics	S+7.00%, 1.00% Floor	12.47	12/28/2021	12/28/2025	14,540,241	14,303,287	13,209,799	2.44
Amerijet Holdings Inc⁽⁷⁾⁽²⁸⁾	1st Lien Revolver	Transportation & Logistics	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.47	12/28/2021	12/28/2025	2,536,322	2,498,460	2,302,814	0.43
Ampler Restaurant Group⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Restaurants	S+6.03%, 1.00% Floor	11.37	7/20/2021	7/21/2027	4,887,500	4,821,898	4,771,971	0.88
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁷⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	11.80	5/26/2022	5/26/2028	2,204,956	2,170,470	2,190,883	0.41
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	16.11	5/24/2023	5/24/2028	10,755,623	10,555,782	10,301,786	1.91
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,565	(14,733)	(34,714)	(0.01)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	12.38	11/6/2023	11/7/2029	3,998,546	3,879,991	3,879,201	0.72
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.96	11/7/2023	11/7/2029	€7,172,787	7,478,697	7,681,851	1.42
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(34,235)	(34,732)	(0.01)
Aspire Bakeries Holdings	1st Lien Term Loan	Food & Beverage	S+4.25%	9.61	12/15/2023	12/23/2030	6,200,000	6,138,093	6,192,250	1.15
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.59	5/26/2023	6/1/2025	6,623,459	6,558,258	6,504,160	1.20
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.73%, 0.75% Floor	12.09	9/28/2021	9/20/2027	16,424,649	15,891,794	15,943,745	2.95
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.61	6/10/2021	6/11/2027	4,193,255	4,165,990	4,098,716	0.76
BayMark Health Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	10.61	11/19/2021	6/11/2027	2,614,505	2,598,190	2,555,559	0.47
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	12.53	12/13/2018	6/2/2026	9,234,640	9,134,331	8,973,074	1.66
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.89	2/17/2021	3/31/2027	22,700,438	22,341,194	21,383,150	3.96
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.89	7/12/2021	3/31/2027	530,190	517,358	499,423	0.09

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.75%, 1.00% Floor	12.12%	11/17/2023	11/17/2028	$13,874,788	$13,464,526	$13,460,405	2.49%
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Business Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	991,056	(29,208)	(29,569)	(0.01)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.25%, 1.00% Floor	11.69	6/30/2022	6/30/2027	8,688,733	8,558,959	8,623,049	1.60
Mountaineer Merger Corp⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.26%, 0.75% Floor	12.64	10/22/2021	10/26/2028	4,625,000	4,525,116	3,702,929	0.69
National Dentex Corp⁽⁷⁾⁽⁹⁾⁽¹²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	11,427,968	11,241,279	11,280,881	2.09
National Dentex Corp⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	13.50	10/26/2020	4/3/2026	5,749,987	5,653,349	5,676,285	1.05
National Dentex Corp⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.12%, 1.00% Floor (0.50% on unfunded)	12.48	10/26/2020	4/3/2026	1,486,897	1,092,351	1,082,754	0.20
Nine West Holdings Inc⁽⁸⁾	1st Lien Term Loan	Consumer Brands	S+9.10%, 1.00% Floor	14.48	3/19/2019	3/20/2026	1,994,931	1,976,776	1,486,224	0.28
Northstar Group Services Inc⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.61%, 1.00% Floor	10.97	9/29/2021	11/12/2026	9,419,348	9,390,864	9,378,138	1.74
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	13.78	6/30/2023	6/30/2027	21,873,709	21,470,939	21,334,179	3.95
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+7.10%, 0.50% Floor	12.48	5/17/2022	5/25/2027	9,692,911	9,369,979	9,739,582	1.80
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+6.25%, 0.75% Floor	11.64	8/31/2023	8/31/2030	7,941,982	7,807,708	7,807,091	1.44
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Media: Diversified & Production	S+6.25%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(10,530)	(10,736)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (1.00% on unfunded)	12.13	3/27/2023	3/27/2028	761,278	674,684	675,195	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/30/2023	3/27/2028	1,693,649	(16,642)	(31,814)	(0.01)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.75%, 1.00% Floor	12.10	3/27/2023	3/27/2028	5,293,118	5,145,983	5,153,329	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Industrial Products & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	457,124	(12,212)	(12,033)	(0.00)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	12.37	6/21/2023	6/21/2029	12,540,043	12,184,947	12,074,524	2.23
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	12.38	6/21/2023	6/21/2029	1,164,025	713,147	700,688	0.13
Smarsh Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	11.10	2/18/2022	2/18/2029	3,781,071	3,721,530	3,757,661	0.70
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	11.10	2/18/2022	2/18/2029	945,268	461,667	466,781	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	2/18/2022	2/18/2029	236,317	(3,465)	(1,463)	(0.00)
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.95	5/11/2022	5/19/2028	18,972,005	18,659,768	16,952,672	3.14
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+7.40%, 1.00% Floor	12.79	1/22/2021	1/22/2027	21,118,448	20,886,194	20,497,133	3.79
STV Group, Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.35%	10.71	8/3/2020	12/11/2026	4,982,030	4,851,513	4,941,702	0.91
STV Group, Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+4.38%, (0.50% on unfunded)	10.11	9/30/2021	6/13/2026	1,300,000	704,661	807,732	0.15
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Software & Services	S+9.90%, 1.00% Floor	15.28	10/15/2020	10/15/2025	13,362,853	13,207,690	13,203,765	2.44
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	15.21	10/15/2020	10/15/2025	1,297,629	1,200,721	1,197,359	0.22
Touchstone Acquisition Inc (aka Team Technologies)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 0.75% Floor	11.48	12/23/2021	12/31/2028	6,499,924	6,408,356	6,420,225	1.19
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.99	1/12/2023	4/5/2029	11,192,878	10,892,173	10,902,222	2.02
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	10.63	12/15/2023	4/1/2027	1,846,292	209,740	211,315	0.04
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Consumer Products	S+9.81%, 1.00% Floor	15.19	5/13/2022	5/13/2027	9,537,944	9,338,479	9,336,090	1.73
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.70%	13.98	6/2/2023	3/1/2024	4,349,159	4,298,239	4,479,634	0.83
WIS Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁸⁾	1st Lien Term Loan	Business Services	S+8.50%, 1.00% Floor	13.85	5/20/2021	5/20/2025	19,386,151	19,111,430	19,204,115	3.55
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+7.50%, 1.00% Floor	12.88	7/7/2023	7/7/2029	11,988,004	11,695,469	11,666,673	2.16
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁴⁾⁽²⁵⁾	1st Lien Revolver	Software & Services	S+7.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	7/7/2029	1,223,266	(28,473)	(32,853)	(0.01)
Total United States of America 1st Lien/Secured Loans								700,201,887	691,830,498	128.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	14.35%	5/26/2023	5/26/2026		$14,593,965	$13,976,874	$14,342,616	2.65%
Total Australia 1st Lien/Secured Loans									13,976,874	14,342,616	2.65
Canada
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.20	12/3/2021	12/3/2027	C$	4,728,658	3,653,469	3,506,126	0.65
Dye & Durham Corp⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	C+5.75%, 0.75% Floor	11.21	12/3/2021	12/3/2027	C$	1,054,205	814,146	781,491	0.14
Dye & Durham Corp⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	C+5.75%, 0.75% Floor (0.50% on unfunded)	11.20	12/3/2021	12/3/2026	C$	414,683	137,919	120,341	0.02
Gateway Casinos & Entertainment Ltd⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	C+8.00%, 0.75% Floor	13.59	10/21/2021	10/22/2027	C$	3,449,023	2,755,466	2,597,901	0.48
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+8.15%, 0.75% Floor	13.55	10/21/2021	10/22/2027		12,827,541	12,657,815	12,795,472	2.37
Total Canada 1st Lien/Secured Loans									20,018,815	19,801,331	3.66
Cayman Islands
JO ET Holdings Limited (Grindr HoldCo)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	1st Lien Term Loan	Technology	S+13.00%, 1.00% Floor	18.38	12/15/2021	12/15/2026		6,728,049	6,654,716	6,593,452	1.22
Total Cayman Islands 1st Lien/Secured Loans									6,654,716	6,593,452	1.22
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	11.71	12/3/2021	12/15/2026		4,072,618	4,018,972	4,024,546	0.74
Total Netherlands 1st Lien/Secured Loans									4,018,972	4,024,546	0.74
Singapore
Oravel Stays Singapore Pte Ltd⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+8.51%, 0.75% Floor	13.82	6/9/2021	6/23/2026		5,800,296	5,532,092	5,278,269	0.98
Total Singapore 1st Lien/Secured Loans									5,532,092	5,278,269	0.98
Total 1st Lien/Secured Loans									750,403,356	741,870,712	137.29
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.11	11/19/2021	6/11/2028		2,572,287	2,544,209	2,498,996	0.46
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	14.11	6/10/2021	6/11/2028		3,333,333	3,297,315	3,238,359	0.60
Total United States of America 2nd Lien Term Loan									5,841,524	5,737,355	1.06
Total 2nd Lien/Secured Loans									5,841,524	5,737,355	1.06
Senior Secured Bonds
United States of America
Wesco Aircraft Holdings Inc⁽¹²⁾⁽²⁶⁾	Senior Secured Bonds	Industrial Products & Services	10.50%	10.50	3/28/2022	11/15/2026		17,332,429	15,976,413	15,794,176	2.92
Total United States of America Senior Secured Bonds									15,976,413	15,794,176	2.92
Japan
Universal Entertainment Corp⁽¹⁰⁾	Senior Secured Bonds	Gaming & Entertainment	8.75%	8.75	10/29/2020	12/11/2024		20,298,000	21,724,350	21,790,631	4.03
Total Japan Senior Secured Bonds									21,724,350	21,790,631	4.03
United Kingdom
Avianca Midco 2 LTD⁽¹⁰⁾	Senior Secured Bonds	Airline & Airport Services	9.00%	9.00	12/1/2021	12/1/2028		7,502,520	7,502,520	6,591,080	1.22
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Technology	7.88%	7.88	5/13/2021	6/1/2026		£4,268,000	5,894,323	5,111,091	0.95
Total United Kingdom Senior Secured Bonds									13,396,843	11,702,171	2.17
Total Senior Secured Bonds									51,097,606	49,286,978	9.12
Equities
United States of America
Beauty Health Co⁽⁷⁾⁽²³⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A		913,460	—	2,724,166	0.50
Impala RGIS Holdings LLC ⁽⁷⁾⁽²³⁾	Common Equities	Business Services	N/A	N/A	6/25/2020	N/A		325,652	1,057,475	9,313,647	1.72
Total United States of America Equities									1,057,475	12,037,813	2.22
Total Equities									1,057,475	12,037,813	2.22
Total Non-Controlled/Non-Affiliated Investments									808,399,961	808,932,858	149.69%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2023

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(29)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³⁰⁾	1st Lien Term Loan	Specialty Retail	12.50%	12.50	8/8/2023	11/9/2026	€9,995,793	$10,833,210	$10,592,982	1.96%
Total 1st Lien/Secured Loans								10,833,210	10,592,982	1.96
Subordinated Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³⁰⁾	Subordinated Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	12/9/2026	€3,587,379	3,840,147	3,722,501	0.69
Total Subordinated Debt								3,840,147	3,722,501	0.69
Total Non-Controlled/Affiliated Investments								14,673,357	14,315,483	2.65%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	14,000,000	14,000,000	14,004,900	2.59
SP-CREH 19 Highline LLC⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	7.00	6/28/2021	7/1/2024	6,125,000	6,125,000	6,120,712	1.13
Total 1st Lien/Secured Loans								20,125,000	20,125,612	3.72
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²³⁾⁽³¹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	7,613,410	1.41
Total Equities								14,608,750	7,613,410	1.41
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2024	14%	3,153,474	1,818,543	0.34
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²³⁾⁽³¹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2024	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³¹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	19.00	12/7/2019	12/6/2024	$473,766	473,766	466,903	0.09
Total Trust Interest								3,627,240	2,285,446	0.43
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,006,500	13,655,955	2.53
30 South Broadway, Irvington, New York⁽⁷⁾⁽¹⁰⁾⁽²³⁾⁽³¹⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	12/14/2021	N/A	90%	10,030,014	9,268,495	1.72
Total Real Estate Properties								24,036,514	22,924,450	4.25
Total Controlled Investments								62,397,504	52,948,918	9.81%
Total Investments, December 31, 2023								$885,470,822	$876,197,259	162.15%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						101,331,843	101,331,843	101,331,843	18.75
Total Cash Equivalents and Restricted Cash Equivalents								$101,331,843	$101,331,843	18.75%

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
(30)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2023, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2023	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
Takko Fashion GmbH	Secured Loans		$—	$10,833,210	$—	$(240,228)	$—	$10,592,982	$892,644	$—	€9,995,793
Takko Fashion Sarl	Unsecured Debt	†	—	3,840,147	—	(117,646)	—	3,722,501	291,743	—	€3,587,379
Total			$—	$14,673,357	$—	$(357,874)	$—	$14,315,483	$1,184,387	$—

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements

1.
Organization and Business

Silver Point Specialty Lending Fund (the “Fund”) is an externally managed closed-end management investment company that has elected to be regulated as a business development company ("BDC") under the 1940 Act and was originally formed on July 31, 2014. Effective November 15, 2021, the Fund changed its name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland. The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

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

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Silver Point SCF CLO IV, Ltd., Silver Point SCF CLO IV, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities as investments at fair value.

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

Reclassifications

Certain prior period amounts may be reclassified to conform to the current presentation with no effect on our consolidated financial condition, results of operations or cash flows.

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of December 31, 2024 and December 31, 2023, the Fund held cash of $10.7 million and $7.9 million, respectively, and cash equivalents of $40.1 million and $18.0 million, respectively. For the years ended December 31, 2024, 2023 and 2022, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $3.8 million, $5.6 million and $1.6 million, respectively, and is included in interest income on the consolidated statements of operations. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents is generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the Fund's credit facilities (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of December 31, 2024 and December 31, 2023, the Fund held restricted cash of $6.0 million and $5.8 million, respectively, and restricted cash equivalents of $42.4 million and $83.3 million, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to the terms of the underlying credit facilities.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of December 31, 2024 and December 31, 2023, due from broker consists of approximately $2.1 million and $5.1 million, respectively, of cash collateral. As of December 31, 2024 and December 31, 2023, due to broker consists of approximately $(1.9) million and zero, respectively, of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the years ended December 31, 2024, 2023 and 2022, non-cash interest income related to such accretion amounted to $7.5 million, $9.0 million and $10.3 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

The Fund may also enter into foreign currency forward contracts, under which the Fund agrees to recover or deliver a fixed quantity of one currency for another at a pre-determined price at a future date. The foreign currency forward contracts are recorded at fair value. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date. The Fund does not utilize hedge accounting for these contracts and as such, realized and unrealized gains and losses on foreign currency forward contracts are presented on the consolidated statements of operations.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Deferred Offering Costs

The Fund incurred legal, accounting, regulatory, investment banking and other costs related to potential equity offerings. IPO costs are either (i) recorded as deferred offering costs on the consolidated statements of assets and liabilities and are charged against paid-in capital in excess of par on completion of the related offering, or (ii) written off if the offering does not occur. For the years ended December 31, 2024, 2023 and 2022, deferred offering costs of zero, $1.3 million, and zero were written off, respectively, and were included in the consolidated statements of operations.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of December 31, 2024. There were no investments other than cash equivalents classified within level 1 as of December 31, 2023. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the years ended December 31, 2024, 2023 and 2022, the Fund did not incur such tax expense. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the years ended December 31, 2024, 2023 and 2022, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2021. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, there were no material interest and penalties.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Fund has determined that it has a single operating and reporting segment. Operating and reporting segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Fund's chief operating decision maker ( the "CODM") in deciding how to allocate resources and assess performance. The Fund's CODM is its Chief Executive Officer and Chief Financial Officer. The key metrics, along with other various factors, the CODM utilizes to determine performance and make operating decisions are net investment income and net increase (decrease) in net assets resulting from operations, as reported on the consolidated statements of operations. The Fund's CODM views the Fund's operations and manages its business in one operating segment, which is to primarily invest in U.S. middle market lending opportunities to achieve the Fund's investment objective.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

prior periods presented. The Fund has adopted ASU 2023-7 effective December 31, 2024 and concluded that application of this guidance did not have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter, payable quarterly in arrears. At December 31, 2024 and December 31, 2023, Management Fees payable were $1.0 million and $1.0 million, respectively. For each of the years ended December 31, 2024, 2023 and 2022, the Management Fees incurred were $4.1 million.

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

For the years ended December 31, 2024, 2023 and 2022, the Income Incentive Compensation was $11.7 million, $10.7 million and $9.2 million, respectively.

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

For the years ended December 31, 2024, 2023 and 2022, the Capital Gains Incentive Compensation was zero, zero, and $(1.4) million, respectively.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As applicable, following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount is equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses (without giving consideration to any unrealized gains) and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination. On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of December 31, 2024 and December 31, 2023, the cumulative Clawback Amount was approximately $7.0 million and $5.3 million, respectively, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the years ended December 31, 2024, 2023 and 2022, the change in Clawback Amount was $1.8 million, $5.3 million, and zero, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the years ended December 31, 2024, 2023 and 2022, the Fund incurred approximately $1.8 million, $1.8 million and $1.5 million, respectively, in related party administration fees. As of December 31, 2024 and December 31, 2023, the related party administration fee payables were $1.0 million and $0.9 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of December 31, 2024, the Fund was owed less than $0.1 million from an affiliate. As of December 31, 2023, the Fund owed less than $0.1 million to an affiliate.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both December 31, 2024 and December 31, 2023.

4.
Investments

Investments consisted of the following at December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$876,955,559	$860,212,364	96.54%	$832,459,172	$821,876,284	93.80%
Second lien debt	5,851,820	5,135,575	0.58	5,841,524	5,737,355	0.65
Subordinated and unsecured debt	3,909,351	8,036,760	0.90	3,840,147	3,722,501	0.43
Equities	14,922,327	3,427,527	0.38	15,666,225	19,651,223	2.24
Real estate properties	14,410,140	12,808,845	1.44	24,036,514	22,924,450	2.62
Trust interest	3,724,975	1,424,586	0.16	3,627,240	2,285,446	0.26
Total	$919,774,172	$891,045,657	100.00%	$885,470,822	$876,197,259	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At December 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.6% of the investment portfolio, respectively. At December 31, 2023, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.4% and 6.1% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	December 31, 2024			December 31, 2023
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$45,540,104	$45,623,118	5.12%	$48,396,220	$48,099,240	5.49%
Airline & Airport Services	—	—	—	7,502,520	6,591,080	0.75
Automobiles & Components	19,406,634	19,567,821	2.20	25,738,411	24,683,287	2.82
Business Services	45,408,746	46,722,292	5.24	67,182,830	75,689,581	8.64
Commercial Services	9,151,816	9,263,700	1.04	—	—	—
Consumer Apparel	10,879,328	9,460,828	1.06	11,132,024	7,977,047	0.91
Consumer Brands	4,735,345	4,778,687	0.54	1,976,776	1,486,224	0.17
Consumer Products	26,572,439	27,451,180	3.08	27,328,011	27,507,447	3.14
Consumer Services	—	1,452,401	0.16	—	2,724,166	0.31
E-Commerce	31,681,893	25,617,170	2.87	31,992,883	30,855,647	3.52
Environmental Solutions	15,603,000	15,594,785	1.75	—	—	—
Fitness & Leisure	10,689,826	11,019,232	1.24	9,369,979	9,739,582	1.11
Food & Beverage	10,184,494	9,964,578	1.12	24,332,222	24,112,233	2.75
Gaming & Entertainment	12,677,614	12,756,535	1.43	37,137,631	37,184,004	4.24
Government Services	10,412,630	10,496,974	1.18	9,481,835	9,481,685	1.08
Healthcare Equipment & Supplies	13,452,288	13,445,474	1.51	25,809,151	26,012,786	2.97
Healthcare Providers & Services	59,051,706	54,807,953	6.15	57,079,197	56,431,644	6.44
Healthcare Technology	16,732,001	16,796,811	1.89	3,415,978	3,415,394	0.39
Industrial Products & Services	72,711,060	71,759,336	8.05	51,701,991	52,015,168	5.94
Industrial Real Estate	5,044,082	5,023,214	0.56	10,030,014	9,268,495	1.06
Insurance & Insurance Services	12,601,730	12,646,297	1.42	—	—	—
Manufacturing	8,248,666	8,491,346	0.95	20,498,530	20,662,134	2.36
Media: Diversified & Production	21,410,976	21,204,573	2.38	20,695,272	20,571,567	2.35
Multi-Family	28,374,320	15,174,116	1.70	34,733,750	27,739,022	3.17
Oilfield Services	30,200,315	30,429,425	3.42	22,100,505	22,419,314	2.56
Paper & Packaging	49,653,490	46,887,093	5.26	40,130,707	38,286,851	4.37
Pharmaceuticals & Life Sciences	30,755,017	28,204,141	3.17	32,161,242	32,138,752	3.67
Power Generation	16,711,504	16,784,859	1.88	—	—	—
Professional Services	19,627,367	19,925,967	2.24	15,001,962	15,309,398	1.75
Real Estate Development & Management	25,857,920	25,766,625	2.89	32,109,636	32,029,404	3.66
Restaurants	—	—	—	4,821,898	4,771,971	0.54
Software & Services	88,131,797	87,300,854	9.80	54,210,703	54,110,825	6.18
Specialty Chemicals	10,341,858	10,281,804	1.15	6,260,825	6,140,311	0.70
Specialty Retail	41,881,575	46,053,641	5.17	19,198,473	18,018,412	2.06
Technology	45,828,563	45,997,815	5.16	62,983,511	62,333,824	7.11
Technology Hardware & Equipment	18,319,538	18,258,574	2.05	19,496,461	19,509,535	2.23
Telecommunications	18,915,705	17,313,343	1.94	18,538,158	18,187,613	2.08
Transportation & Logistics	29,253,850	27,298,509	3.06	29,294,276	28,408,170	3.24
Other	3,724,975	1,424,586	0.17	3,627,240	2,285,446	0.24
Total	$919,774,172	$891,045,657	100.00%	$885,470,822	$876,197,259	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of December 31, 2024 and December 31, 2023 with corresponding percentages of total fair value:

	December 31, 2024			December 31, 2023
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$6,250,605	$6,562,777	0.74%	$13,976,874	$14,342,616	1.64%
Canada	22,401,729	22,639,890	2.54	20,018,815	19,801,331	2.26
Cayman Islands	—	—	—	6,654,716	6,593,452	0.75
Germany	4,122,740	4,100,660	0.46	10,833,210	10,592,982	1.21
Japan	—	—	—	21,724,350	21,790,631	2.49
Luxembourg	3,909,351	8,036,760	0.90	3,840,147	3,722,501	0.42
Netherlands	3,989,999	3,960,091	0.44	4,018,972	4,024,546	0.46
Singapore	—	—	—	5,532,092	5,278,269	0.60
United Kingdom	5,100,651	5,018,589	0.56	13,396,843	11,702,171	1.34
United States of America	873,999,097	840,726,890	94.36	785,474,803	778,348,760	88.83
Total	$919,774,172	$891,045,657	100.00%	$885,470,822	$876,197,259	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2024.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$66,475,497	$780,905,839	$847,381,336
Secured bonds	—	17,966,603	—	17,966,603
Subordinated and unsecured debt	—	8,036,760	—	8,036,760
Equities	1,452,401	—	1,975,126	3,427,527
Trust interest	—	—	1,424,586	1,424,586
Real estate properties	—	—	12,808,845	12,808,845
Total investments	$1,452,401	$92,478,860	$797,114,396	$891,045,657

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$82,522,423	$—	$—	$82,522,423
Total	$82,522,423	$—	$—	$82,522,423

Derivative Assets
Interest rate swaps	$—	$267,763	$—	$267,763
Foreign currency forward contracts	—	401,535	—	401,535
Total	$—	$669,298	$—	$669,298

Derivative Liabilities
Interest rate swaps	$—	$(78,603)	$—	$(78,603)
Foreign currency forward contracts	—	—	—	—
Total	$—	$(78,603)	$—	$(78,603)

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2023.

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$101,647,800	$676,678,861	$778,326,661
Secured bonds	—	49,286,978	—	49,286,978
Subordinated debt	—	3,722,501	—	3,722,501
Equities	—	—	19,651,223	19,651,223
Trust interest	—	—	2,285,446	2,285,446
Real estate properties	—	—	22,924,450	22,924,450
Total investments	$—	$154,657,279	$721,539,980	$876,197,259

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$101,331,843	$—	$—	$101,331,843
Total	$101,331,843	$—	$—	$101,331,843

Derivative Assets
Interest rate swaps	$—	$459,896	$—	$459,896
Total	$—	$459,896	$—	$459,896

Derivative Liabilities
Interest rate swaps	$—	$(1,514,965)	$—	$(1,514,965)
Foreign currency forward contracts	—	(764,756)	—	(764,756)
Total	$—	$(2,279,721)	$—	$(2,279,721)

The following table includes a roll forward of the amounts for the year ended December 31, 2024 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2024	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(6,140,311)	—	(2,724,166)	—	—	(8,864,477)
Accretion/amortization of discounts/premiums	5,600,781	—	—	—	—	5,600,781
Interest paid-in-kind	6,115,347	—	—	97,736	—	6,213,083
Purchases(3)	266,444,930	—	474,538	—	466,440	267,385,908
Sales, paydowns and resolutions(3)	(158,170,359)	—	(9,661,614)	—	(9,890,407)	(177,722,380)
Net realized gain/(loss)	(1,011,494)	—	8,443,178	—	(202,407)	7,229,277
Net change in unrealized appreciation/(depreciation)	(8,611,916)	—	(14,208,033)	(958,596)	(489,231)	(24,267,776)
Balance at December 31, 2024	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Change in net unrealized appreciation / (depreciation) on investments held as of December 31, 2024	$(9,040,484)	$—	$(5,951,861)	$(958,596)	$(1,250,751)	$(17,201,692)
(1)
There was no investment transferred in to level 3.
(2)
Investments were transferred out from level 3 due to existence of significant observable inputs.
(3)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table includes a roll forward of the amounts for the year ended December 31, 2023 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Secured Bonds	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2023	$625,670,030	$—	$16,057,433	$2,272,724	$9,300,247	$653,300,434
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(24,818,512)	—	—	—	—	(24,818,512)
Accretion/amortization of discounts/premiums	6,743,396	—	—	—	—	6,743,396
Interest paid-in-kind	3,607,153	—	—	73,354	—	3,680,507
Purchases(3)	305,780,903	—	7,967,993	—	14,498,981	328,247,877
Sales, paydowns and resolutions(3)	(237,747,287)	—	(258,081)	—	(317,952)	(238,323,320)
Net realized gain/(loss)	(1,829,811)	—	152,441	—	317,952	(1,359,418)
Net change in unrealized appreciation/(depreciation)	(727,011)	—	(4,268,563)	(60,632)	(874,778)	(5,930,984)
Balance at December 31, 2023	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Change in net unrealized appreciation / (depreciation) on investments held as of December 31, 2023	$(536,039)	$—	$(4,126,808)	$(60,632)	$(874,778)	$(5,598,257)
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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at December 31, 2024	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$686,032,187	Income Approach	Yield	5.8% - 27.6% (13.3%)	Decrease
			Expected Term(2)	0.2 yrs. - 2.4 yrs. (1.3 yrs.)	Decrease
	80,547,179	Recent Transaction	N/A	N/A	N/A
	14,326,473	Market Comparables	Earnings Multiple	5.5x - 6.5x (6.2x)	Increase
Equities	1,564,654	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	1.2 yrs.	Decrease
	410,472	Market Comparables	Earnings Multiple	4.3x	Increase
Real Estate Properties	12,808,845	Income Approach	Discount Rate	13.5%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
Trust Interest	1,424,586	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$797,114,396
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of December 31, 2024.

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
6.
Debt

The Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of December 31, 2024 and December 31, 2023, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 221% and 219%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of December 31, 2024 and December 31, 2023, approximately $2.6 million and $20.4 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

of Class D and Subordinated Notes. All transactions and balances associated with these two classes of notes were eliminated in consolidation. The Class A-1 Loans and Class A-1a through Class D Notes were secured obligations; the Subordinated Notes were the unsecured obligations of the 2021 CLO. The indenture governing the 2021 CLO included customary covenants.

2024 Debt Securitization

On September 26, 2024, the Fund completed a $428 million term debt securitization (the “2024 Debt Securitization”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Fund. The 2024 Debt Securitization is commonly referred to as a “CLO Reset”, in which the 2021 CLO was reset with a new capital structure and reinvestment period. The debt offered in the 2024 Debt Securitization (the “2024 CLO”) was issued by Silver Point SCF CLO IV, Ltd., a wholly owned subsidiary of the Fund, and is backed by a diversified portfolio of senior secured bonds and loans and second lien loans. The Fund owns $124 million of Class D and Subordinated Notes. All transactions and balances associated with these two classes of notes have been eliminated in consolidation. The Class A-1 Loans and Class A-1a through Class D Notes are secured obligations; the Subordinated Notes are the unsecured obligations of the 2024 CLO. The indenture governing the 2024 CLO includes customary covenants. The stated maturity for the 2024 CLO is October 15, 2036.

The 2021 CLO and 2024 CLO consist of the following:

	December 31, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,259,304	$100,830,000	S+1.72%	6.38%
Class A-1a Notes	115,500,000	115,500,000	114,644,497	116,458,650	S+1.72%	6.38%
Class A-1b Notes	16,500,000	16,500,000	16,377,785	16,564,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,881,489	16,078,400	S+1.95%	6.61%
Class B Notes	24,000,000	24,000,000	23,822,233	24,168,000	S+2.10%	6.76%
Class C Notes	32,000,000	32,000,000	31,762,977	32,224,000	S+2.70%	7.36%
Total 2024 CLO	$304,000,000	$304,000,000	$301,748,285	$306,323,400		6.45%

	December 31, 2023
2021 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon(2)	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,683,339	$99,350,000	S+1.72%	7.38%
Class A-1a Notes	104,500,000	104,500,000	104,169,090	103,820,750	S+1.72%	7.38%
Class A-1b Notes	7,500,000	7,500,000	7,476,250	6,961,500	2.45%	2.45%
Class A-2a Notes	6,000,000	6,000,000	5,981,000	6,015,000	S+1.90%	7.56%
Class A-2b Notes	10,000,000	10,000,000	9,968,334	9,179,000	2.81%	2.81%
Class B-1 Notes	8,000,000	8,000,000	7,974,667	7,916,800	S+2.00%	7.66%
Class B-2 Notes	8,000,000	8,000,000	7,974,667	7,163,200	2.94%	2.94%
Class C Notes	44,000,000	44,000,000	43,860,670	43,062,800	S+3.00%	8.66%
Total 2021 CLO	$288,000,000	$288,000,000	$287,088,017	$283,469,050		7.17%
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

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund's investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. In October 2024, the Fund simultaneously closed out these swaps and entered into a succeeding $145 million interest rate swap with a maturity date of November 4, 2026. For all swaps entered into in connection of the 2026 Notes, the Fund

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

received a fixed rate of interest at 4.00% and paid a variable rate of interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps).

These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. The April and May 2023 interest rate swaps were discontinued as fair value hedges upon their closure. As a result, the Fund's effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps' outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. Income and expenses generated by the hedging swaps are included as a component of total interest expense on the Fund's consolidated statements of operations. The change in fair value of the interest rate swaps are offset by the change in the interest rate component of the fair value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

The following tables present the details of the Fund’s borrowings as of December 31, 2024 and 2023:

	December 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$2,574,938	$2,574,938	$2,574,938	S+2.85%	7.35%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,748,285	306,323,400	Various	6.45%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,497,109	137,460,000	4.00%	4.00%	11/4/2026
Total	$549,000,000	$451,574,938	$447,820,332	$446,358,338

	December 31, 2023
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$20,374,938	$20,374,938	$20,374,938	S+2.85%	8.18%	4/17/2028
2021 CLO(2)(3)	288,000,000	288,000,000	287,088,017	283,469,050	Various	7.17%	10/15/2032
2026 Notes(3)(4)	145,000,000	145,000,000	142,267,401	131,007,500	4.00%	4.00%	11/4/2026
Total	$533,000,000	$453,374,938	$449,730,356	$434,851,488
(1)
Interest rate as of December 31, 2024 and 2023 were 3-Month SOFR+2.85%. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of December 31, 2024 and 2023 were calculated using the weighted average interest rate based on the 2024 CLO and 2021 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO and 2021 CLO table above for coupon rate.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
As of December 31, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $1.5 million and unamortized debt issuance costs of $1.6 million, respectively. As of December 31, 2023, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.7 million and unamortized debt issuance costs of $2.0 million, respectively. The 2026 Notes' interest rate was effectively SOFR plus 13 basis points and 4 basis points as of December 31, 2024 and December 31, 2023, respectively, under hedge accounting as described above.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of December 31, 2024 and 2023.

The components of the Fund's interest and financing expenses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$31,629,283	$30,467,344	$20,320,483
Unfunded fees	502,632	708,765	969,038
Amortization of deferred financing costs and debt issuance costs	2,247,716	2,331,786	2,750,773
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	94,689	(77,804)	—
Total interest expense(2)	$34,474,320	$33,430,091	$24,040,294
Weighted average interest rate	7.41%	7.27%	4.85%
Average borrowings	$465,128,784	$459,767,246	$495,444,169
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
7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of December 31, 2024 and December 31, 2023, only cash was pledged by the Fund as collateral under the Derivative Agreements and was included in due from broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
Average notional value(1)	2024	2023	2022
Interest Rate Swaps(2), hedge accounting	$145,000,000	$136,944,444	$—
Interest Rate Swaps(2), non-hedge accounting	15,385,739	39,015,719	38,607,370
Foreign Currency Forward Contracts(3)	37,312,819	32,555,712	46,808,283
Total Return Swaps(2)	—	—	30,603,714
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
December 31, 2024
Interest Rate Swaps, hedge accounting(1)	$17,406	$—	$17,406	$—	$17,406
Interest Rate Swaps, non-hedge accounting(2)	250,357	78,603	171,754	—	171,754
Foreign Currency Forward Contracts(3)	401,535	—	401,535	(401,535)	—
December 31, 2023
Interest Rate Swaps, hedge accounting(4)	$—	$1,303,721	$(1,303,721)	$1,303,721	$—
Interest Rate Swaps, non-hedge accounting	459,896	211,244	248,652	(206,056)	42,596
Foreign Currency Forward Contracts(5)	—	764,756	(764,756)	764,756	—
(1)
Over collateralization of $1.3 million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(2)
Over collateralization of $0.8 million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(3)
Over collateralization of $(1.5) million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(4)
Over collateralization of $1.7 million is excluded from Collateral (Received)/Pledged at December 31, 2023.
(5)
Over collateralization of $1.5 million is excluded from Collateral (Received)/Pledged at December 31, 2023.

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$1,534,445	$(279,502)	$4,628,392
Interest rate swaps	(109,049)	218,609	(827)
Total return swaps	—	—	163,071
Total net realized gain (loss) on derivative contracts	$1,425,396	$(60,893)	$4,790,636

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$1,166,291	$(881,899)	$1,106,847
Interest rate swaps	(76,901)	82,904	165,747
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$1,089,390	$(798,995)	$1,272,594

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

A summary of the composition of the Fund’s unfunded commitments as of December 31, 2024 and 2023 is shown in the table below:

Portfolio Company	Investment Type	December 31, 2024	December 31, 2023
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$878,780	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	752,999	892,015
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	838,563	838,565
Artisan Bidco Inc	1st Lien Revolver	1,170,535	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	—
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	200,713	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	1,859,945	—
Dye & Durham Corp	1st Lien Revolver	—	187,880
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	—
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	429,076	—
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	—
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,126,895	2,764,963
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	446,648	850,758
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	826,655	595,961
Gopher Resource LLC	1st Lien Revolver	239,804	—
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	5,238,806	—
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	—
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
iPark Riverdale (aka Rising Ground Yonkers)	1st Lien Delayed Draw Term Loan	—	121,421
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	—
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
Likewize Corp	1st Lien Delayed Draw Term Loan	—	—
LMG Holdings	1st Lien Revolver	—	690,670
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,505,185
MIS Acquisition, LLC	1st Lien Revolver	1,098,221	991,056
Mounty US Holdings	1st Lien Revolver	995,726	—
National Dentex Corp	1st Lien Delayed Draw Term Loan	185,862	—
National Dentex Corp	1st Lien Revolver	364,290	371,724
NetSPI Midco Corporation	1st Lien Revolver	767,956	—
Recorded Books Inc (RB Media)	1st Lien Revolver	642,704	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,160,831	1,759,627
SBP Holdings LP	1st Lien Revolver	838,328	457,124
Shrieve Chemical Co LLC	1st Lien Revolver	539,828	—
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	141,790	236,317
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	—
Source Energy Services Ltd	1st Lien Delayed Draw Term Loan	442,137	—
STV Group, Inc	1st Lien Revolver	—	520,000
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	—
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	235,569	84,750
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,814,143	—
USA Debusk LLC	1st Lien Revolver	832,352	—
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	980,141	1,621,129
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	1,118,895	—
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,223,266
Total		$52,470,747	$27,917,449

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the Fund's dividends declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2024	September 30, 2024	November 12, 2024	Regular	$0.33	$12,179,459
November 7, 2024	September 30, 2024	November 12, 2024	Supplemental	$0.02	$738,149
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.33	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.02	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 2, 2023	September 30, 2023	November 9, 2023	Regular	$0.33	$12,179,459
November 2, 2023	September 30, 2023	November 9, 2023	Supplemental	$0.02	$738,149
August 3, 2023	June 30, 2023	August 10, 2023	Regular	$0.33	$12,179,459
August 3, 2023	June 30, 2023	August 10, 2023	Supplemental	$0.02	$738,149
May 4, 2023	March 31, 2023	May 11, 2023	Regular	$0.33	$12,179,459
February 13, 2023	December 31, 2022	February 13, 2023	Regular	$0.33	$12,179,459

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data(1)
Net asset value, beginning of period	$14.64	$14.39	$15.27	$15.00	N/A
Net investment income	1.84	1.77	1.45	0.20	N/A
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.32)	(0.16)	(1.09)	0.07	N/A
Total from operations	1.52	1.61	0.36	0.27	N/A
Dividends declared from net investment income	(1.40)	(1.36)	(1.24)	—	N/A
Dividends declared from realized gains	—	—	—	—	N/A
Total increase (decrease) in net assets	0.12	0.25	(0.88)	0.27	N/A
Net asset value, end of period	$14.76	$14.64	$14.39	$15.27	N/A
Shares outstanding, end of period(1)	36,907,451	36,907,451	36,907,451	36,907,451	N/A
Total Return, based on net asset value(2)(4)	10.78%	11.70%	2.34%	15.98%	13.11%
Ratios to average net assets
Interest and financing related expenses	6.35%	6.25%	4.41%	3.04%	3.70%
Other operating expenses(3)	2.09%	2.08%	2.04%	1.82%	1.38%
Incentive compensation, net of clawback(4)	1.83%	1.01%	1.42%	1.78%	1.73%
Offering costs write off	—	0.24%	—	—	—
Ratio of management fee offsets	—	—	—	(0.13)%	(0.03)%
Total expenses	10.27%	9.58%	7.87%	6.51%	6.78%
Net investment income(4)(5)	12.49%	12.23%	9.81%	9.90%	12.23%
Net assets, end of period	$544,912,994	$540,425,212	$530,976,832	$563,684,976	$467,498,084
Portfolio turnover rate(6)	34.04%	33.18%	26.97%	69.55%	47.01%
Weighted-average debt outstanding	$465,128,784	$459,767,246	495,444,169	391,358,864	353,507,339
Weighted-average interest rate on debt	7.41%	7.27%	4.85%	3.78%	4.49%
Weighted-average shares outstanding	36,907,451	36,907,451	36,907,451	36,907,451	N/A
Total capital commitments, end of period(7)	N/A	N/A	N/A	N/A	552,165,000
Ratio of total contributed capital to total committed capital, end of period(7)	N/A	N/A	N/A	N/A	82.58%
IRR(8)	N/A	N/A	N/A	14.81%	14.57%

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and distributions declared which reflect the actual amount per share for the applicable period. The per share data and shares outstanding are only applicable for the period from November 15, 2021 to December 31, 2024, as the Fund is a unitized trust; prior to November 15, 2021, the Fund was a non-unitized partnership (see Note 1).
(2)
Total return is calculated as the change in net asset value for the years ended December 31, 2024, 2023 and 2022 and for the period November 15, 2021 to December 31, 2021, assuming dividends and distributions, if any, are reinvested, divided by the beginning net asset value per share. For the periods ended December 31, 2020 to November 14, 2021, total return based on net asset value is calculated as investors total increase (decrease) in net assets and partners' capital resulting from operations divided by investors capital during the period, adjusted for capital inflows, outflows and items of income and expense as presented in the consolidated statements of operations.
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
(7)
Capital commitments and the ratio of total contributed capital to total committed capital is only applicable for year ended December 31, 2020. The Fund converted to a unitized trust effective November 15, 2021. Prior to November 15, 2021, the Fund was a non-unitized partnership (See
Note 1).
(8)
For the years ended December 31, 2020 through 2021, the internal rate of return for the Fund's limited partners from the initial closing are net of management fee and incentive compensation and have been computed based on the amounts and effective dates of capital called from and distributed to limited partners and the ending partners' capital at the end of the period of the limited partners' capital accounts, adjusted for the effects of the subsequent closes.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On February 11, 2025, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on February 12, 2025, for Shareholders of record on December 31, 2024.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Liquidity Event

In February 2025, the Board approved (and the Adviser expects to provide) Shareholders liquidity by arranging the sale of shares of the Fund, at a price not less than the most recently calculated month-end net asset value per share (the “Liquidity Event”). Shareholders may elect whether they would like to participate in the Liquidity Event. If a Shareholder chooses to not participate, in part or in whole, they will continue to own their respective amount of common shares in the Fund. Consummation of the Liquidity Event is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the transaction is expected to be completed by June 30, 2025 or the Fund will commence an orderly wind down at that time.

Amended Investment Advisory Agreement

In February 2025, the Board approved the Fourth Amended and Restated Investment Advisory Agreement (the “New Advisory Agreement”) between the Fund and the Adviser. Under the New Advisory Agreement, the management fee will be amended to 1.25% on the Fund’s net assets from 0.75% on the Fund’s aggregate net capital contributions. The income incentive compensation will be reduced to 12.50% from 15.00%, with the Hurdle Rate Amount reduced to 6.00%, annualized, from 7.00%, annualized. Further, the incentive fee on capital gains will also be reduced to 12.50% from 15.00%.

The New Advisory Agreement is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the New Advisory Agreement will become effective upon the completion of the Liquidity Event.

Asset Coverage Requirements

In February 2025, the Board approved the Fund’s asset coverage requirement to be reduced from 200% to 150%. The reduction of the asset coverage ratio is contingent upon the approval of the Fund’s Shareholders. If approved by the Fund’s Shareholders, the reduction in the asset coverage ratio will become effective subsequent to the completion of the Liquidity Event.

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

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Independent Trustee Securities Ownership in Investment Advisers or Principal Underwriters of the Trust and their Affiliates

The table below sets forth information about securities owned by our Independent Trustees and their respective immediate family members, as of December 31, 2024, in the Adviser, principal underwriters of the Fund and entities directly or indirectly controlling, controlled by, or under common control with, the Adviser or principal underwriters of the Fund.

Trustee	Name of Owners and Relationships to Trustee	Company/ Partnership	Title of Class	Value of Securities ($ millions)	Percent of Class
Laurence M. Austin	Laurence M. Austin Family LLC, affiliate Endeavor Capital Advisors, affiliate	Silver Point Capital Fund, L.P.(1)	Partnership interests	$6.2	0.2%
Steven E. Brown	None	N/A	N/A	N/A	N/A
Paul Shang	None	N/A	N/A	N/A	N/A

(1)
Silver Point Capital Fund, L.P. is under common control with the Adviser.

Other Trustee Interests in Investment Advisers or Principal Underwriters of the Trust and Their Affiliates

Mr. Mulé and members of his immediate family beneficially own interests in Endeavour Capital Private Investments I LP, an affiliate of Mr. Austin. As of December 31, 2024, these beneficial ownership interests had an approximate aggregate value of $8.7 million.

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

Portfolio Management

Edward A. Mulé is our portfolio manager and leads our Adviser’s investment committee. As of December 31, 2024, our portfolio manager, who is primarily responsible for our day-to-day management, manages 41 pooled investment vehicles or other accounts with a total amount of approximately $36.9 billion in investable assets. The table below shows the dollar range of common shares to be beneficially owned by our portfolio manager.

Name	Aggregate Dollar Range of Equity Securities(1)
Edward A. Mulé	Over $1,000,000

(1)
Dollar ranges are as follows: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, $100,001-$500,000, $500,001-$1,000,000 or over $1,000,000.

Other Accounts Managed. The information below lists the number of accounts for which Edward A. Mulé, the Fund’s portfolio manager was primarily responsible for the day-to-day management as of December 31, 2024:

Type of Accounts	Total Number of Accounts Managed	Total Investable Assets (in millions)	Number of Accounts Managed for which Advisory Fee is Based on Performance	Total Assets for which Advisory Fee is based on Performance (in millions)
Pooled Investments	39	$35,300	39	$35,300
Other	2	$1,600	2	$1,600

Total Investable Assets includes the net asset value of funds managed by Silver Point, as well as (i) for drawdown funds that are in their investment period, unfunded capital commitments; (ii) for drawdown funds outside their investment period, the lesser of unfunded capital commitments and amounts available to make follow-on investments; (iii) targeted leverage for applicable funds; and (iv) capital activity as of January 1, 2025. Total unfunded capital commitments included in Total Investable Assets is $7.7 billion.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2024, there were 36,907,451 common shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this annual report, by:

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Fund’s independent registered public accounting firm for the years ended December 31, 2024 and 2023. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

For the years ended December 31, 2024 and 2023, the Fund incurred the following fees for services provided by PricewaterhouseCoopers LLP:

	For the Years Ended December 31,
	2024	2023
Audit Fees	$434,000	$482,000
Audit-Related Fees	30,000	30,000
Tax Fees	63,988	91,760
All Other Fees	2,250	—
Total Fees	$530,238	$603,760

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

During the year ended December 31, 2024, the audit committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements—Consolidated financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 75 of this annual report on Form 10-K;
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit Number	Description
3.1	Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s registration statement on Form 10/A (File No. 000-56533) filed on May 12, 2023)
4.1	Form of Shareholder Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
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
10.2

Master Servicing Agreement between Registrant and U.S. Bank Global Fund Services, LLC (incorporated by reference to Exhibit 10.2 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.3

Amended and Restated Custody Agreement between Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.4

Loan Financing and Servicing Agreement Conformed through Omnibus Amendment No. 18, among Specialty Credit Facility, LLC, Specialty Credit Services, LLC, Silver Point Specialty Credit Fund, L.P., Deutsche Bank AG, New York Branch, et al. (incorporated by reference to Exhibit 10.9 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on May 12, 2023)

10.5

Amendment No. 19 to Loan Financing and Servicing Agreement among Specialty Credit Facility, LLC and Deutsche Bank AG, et al. (incorporated by reference to Exhibit 10.1 to the Fund’s current report on Form 8-K (File No. 000-56533) filed on June 26, 2024)

10.6

Credit Agreement among Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, U.S. Bank National Association and Various Lenders (incorporated by reference to Exhibit 10.5 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.7	2021 CLO Supplemental Indenture (incorporated by reference to Exhibit 10.2 to the Fund’s quarterly report on Form 10-Q (File No. 000-56533) filed on August 14, 2023)
10.8

Collateral Administration Agreement among Silver Point SCF CLO I, Ltd., Silver Point Specialty Credit Fund Management LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.9

Master Note Purchase Agreement between Registrant and Note Purchasers (incorporated by reference to Exhibit 10.8 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on May 12, 2023)

10.10

Investor Services Agreement between Registrant and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.7 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.11

Second Supplemental Indenture, dated as of September 26, 2024, by and among Silver Point SCF CLO IV, Ltd., as Issuer, Silver Point SCF CLO IV, LLC, a Co-Issuer, U.S. Bank Trust Company, national Association, as Trustee and U.S. Bank Trust Company, National Association, as Collateral Agent (incorporated by reference to exhibit 10.1 to the Fund’s current report on Form 8-K filed on October 2, 2024)

10.12

Amended and Restated Collateral Management Agreement, dated as of September 26, 2024, by and between Silver Point SCF CLO IV, Ltd., as Issuer, and Silver Point Specialty Credit Fund Management, LLC, as Collateral Manager (incorporated by reference to exhibit 10.2 to the Fund’s current report on Form 8-K filed on October 2, 2024)

10.13

Credit Agreement, dated as of September 26, 2024, by and among Silver Point SCF CLO IV, Ltd., as Issuer, Silver Point SCF CLO IV, LLC, a Co-Issuer, U.S. Bank Trust Company, National Association, as Collateral Agent, U.S. Bank, as Loan Agent, and the lenders party thereto from time to time (incorporated by reference to exhibit 10.3 to the Fund’s current report on Form 8-K filed on October 2, 2024)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Fund’s annual report on Form 10-K (File No. 000-56533) filed on March 21, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: March 14, 2025	By:	/s/ Jesse Dorigo
Name: Jesse Dorigo
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 14, 2025.

Name	Title

/s/ Edward Mulé	Chief Executive Officer and Trustee (Chair of the Board)
Edward Mulé

/s/ Jesse Dorigo	Chief Financial Officer
Jesse Dorigo

/s/ Laurence M. Austin	Trustee
Laurence M. Austin

/s/ Steven E. Brown	Trustee
Steven E. Brown

/s/ Kristen Clark	Trustee
Kristen Clark

/s/ Paul Shang	Trustee
Paul Shang