Form 10-Q
period 2025-03-31
Silver Point Specialty Lending Fund
filed 2025-05-13
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 36,907,951 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $856,085,858 and $865,232,646, respectively)	$838,935,887	$849,500,690
Non-controlled, affiliated investments (amortized cost of $24,796,185 and 8,032,091, respectively)	28,992,893	12,137,420
Controlled investments (amortized cost of $41,752,513 and $46,509,435, respectively)	23,327,959	29,407,547
Total investments, at fair value (amortized cost of $922,634,556 and $919,774,172, respectively)	891,256,739	891,045,657
Cash and cash equivalents	53,840,854	50,837,455
Restricted cash and cash equivalents	38,695,597	48,317,750
Foreign cash held at banks (cost of $222,861 and $22,244, respectively)	282,694	21,064
Receivable for unsettled transactions	1,460,244	10,906,345
Interest receivable	7,837,288	7,850,936
Incentive compensation clawback (Note 3)	7,806,481	7,025,114
Foreign currency forward contracts, at fair value	16,802	401,535
Interest rate swaps, at fair value	854,305	267,763
Due from broker	2,605,052	2,077,052
Deferred financing costs	29,893	161,667
Other assets	1,213,169	998,922
Total assets	$1,005,899,118	$1,019,911,260

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,257,197 and $3,554,749, respectively)	$446,212,007	$447,820,332
Payable for unsettled transactions	2,302,671	9,095,503
Due to broker	—	1,920,000
Interest payable	6,449,194	6,463,550
Management fees payable to an affiliate (Note 3)	1,029,670	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,586,261	2,854,790
Interest rate swaps, at fair value	112,900	78,603
Foreign currency forward contracts, at fair value	1,290	—
Other liabilities	3,282,736	3,325,295
Accrued expenses	1,699,803	2,410,523
Total liabilities	463,676,532	474,998,266

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 36,907,451 and 36,907,451 shares issued and outstanding, respectively	36,907	36,907
Paid-in-capital in excess of par	553,574,864	553,574,864
Distributable earnings (losses)	(11,389,185)	(8,698,777)
Total net assets	542,222,586	544,912,994
Total liabilities and net assets	$1,005,899,118	$1,019,911,260
Net asset value per share	$14.69	$14.76

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$25,507,118	$28,024,346
PIK interest income	1,156,101	1,542,012
Other income	18,843	13,094
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	185,975	360,671
PIK interest income	145,214	138,938
Controlled investments:
Interest income (excluding PIK interest)	198,604	328,077
PIK interest income	26,071	22,777
Total investment income	27,237,926	30,429,915

Expenses:
Interest and financing expenses	7,252,011	8,919,095
Management fee (Note 3)	1,029,670	1,029,670
Income incentive compensation (Note 3)	2,586,261	2,836,117
Incentive compensation clawback (Note 3)	(781,367)	111,626
Professional fees	547,525	609,281
Administration fees	405,293	558,437
Trustee fees	86,301	87,021
Other general and administrative expenses	470,187	630,258
Total expenses	11,595,881	14,781,505

Net investment income	15,642,045	15,648,410

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(1,807,901)	(1,385,079)
Non-controlled/affiliated investments	90,652	—
Controlled investments	—	(202,407)
Foreign currency transactions	17,845	(94,320)
Foreign currency forward contracts	(568,753)	(100,715)
Interest rate swaps	5,219	352,189
Total net realized gain (loss)	(2,262,938)	(1,430,332)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,418,015)	3,311,192
Non-controlled/affiliated investments	91,379	(774,012)
Controlled investments	(1,322,666)	(1,014,381)
Translation of assets and liabilities in foreign currencies	86,441	56,948
Foreign currency forward contracts	(386,023)	972,089
Interest rate swaps	(203,023)	(66,036)
Total net change in unrealized appreciation (depreciation)	(3,151,907)	2,485,800
Net gain (loss)	(5,414,845)	1,055,468
Net increase (decrease) in net assets resulting from operations	$10,227,200	$16,703,878
Net investment income per share (Basic and Dilutive)	$0.42	$0.42
Earnings per share (Basic and Dilutive)	$0.28	$0.45
Weighted average shares outstanding	36,907,451	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income	$15,642,045	$15,648,410
Net realized gain (loss)	(2,262,938)	(1,430,332)
Net change in unrealized appreciation (depreciation)	(3,151,907)	2,485,800
Net increase (decrease) in net assets resulting from operations	10,227,200	16,703,878
Distributions (Note 9)
Dividends	(12,917,608)	(12,917,608)
Net decrease in net assets resulting from distributions	(12,917,608)	(12,917,608)
Net increase (decrease) in net assets	(2,690,408)	3,786,270
Net assets, beginning of period	544,912,994	540,425,212
Net assets, end of period	$542,222,586	$544,211,482

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,227,200	$16,703,878
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(1,939,820)	(1,749,584)
Amortization of deferred financing costs and debt issuance costs	429,326	576,771
Payments for purchase of investments	(54,213,697)	(68,949,824)
Proceeds from sales, paydowns and resolutions of investments	52,758,055	31,476,827
Interest paid-in-kind	(1,327,386)	(1,703,727)
Net realized (gain) loss from investments	1,717,249	1,587,486
Net change in unrealized (appreciation) depreciation from investments	2,649,302	(1,522,799)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	386,023	(972,089)
Net change in unrealized (appreciation) depreciation from interest rate swaps	203,023	66,036
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(29,790)	7,392
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	9,446,101	(480,241)
Interest receivable	158,863	(1,522,614)
Incentive compensation clawback	(781,367)	111,626
Due from broker	(528,000)	417,881
Other assets	(214,247)	(73,808)
Due to broker	(1,920,000)	—
Payable for unsettled transactions	(6,792,832)	(11,131,301)
Interest payable	(14,356)	1,486,240
Management fees payable to an affiliate	—	—
Income incentive compensation payable to an affiliate	(268,529)	(320,632)
Interest rate swaps accrual, net	(56,417)	284,403
Payable to Trustees	—	4,521
Other liabilities	(42,559)	85,073
Accrued expenses	(710,720)	(768,973)
Net cash provided by (used in) operating activities	9,135,422	(36,387,458)
Cash flows from financing activities
Proceeds from debt borrowings	—	27,400,000
Principal debt payments	(2,574,938)	(4,000,000)
Dividends paid	(12,917,608)	(12,917,608)
Net cash provided by (used in) financing activities	(15,492,546)	10,482,392
Net increase (decrease)	(6,357,124)	(25,905,066)

Beginning of period balance(1)	99,176,269	119,269,475
End of period balance(1)	$92,819,145	$93,364,409
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$6,923,248	$6,564,289
Cash paid during the period for income taxes	$35,554	$55,032

	March 31,
	2025	2024
Cash and cash equivalents	$53,840,854	$48,903,292
Foreign cash held at banks	282,694	584,478
Restricted cash and cash equivalents	38,695,597	43,876,639
Total	$92,819,145	$93,364,409

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁴⁾	1st Lien Term Loan	Transportation & Logistics	S+6.10%, 1.00% Floor	10.42%	4/8/2022	11/30/2029	$6,571,346	$6,486,225	$4,520,082	0.83%
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Government Services	S+6.00%, 0.75% Floor	10.32	9/1/2023	9/3/2030	10,596,118	10,436,483	10,507,653	1.94
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Government Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(14,059)	(7,583)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.56	10/18/2021	3/26/2029	19,297,174	18,053,002	19,053,617	3.51
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	11.17	5/24/2022	5/24/2027	13,382,027	13,194,480	13,249,216	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾⁽²⁵⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.46	4/22/2022	4/22/2027	11,590,467	11,376,934	11,273,125	2.08
Allentown LLC⁽⁷⁾⁽²⁵⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.46	4/22/2022	4/22/2027	1,727,948	1,706,730	1,680,638	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾⁽²⁵⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027	1,171,154	97,262	82,388	0.02
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	9.29	5/2/2023	5/2/2030	5,763,693	5,625,582	5,764,150	1.06
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(12,499)	(4,885)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Transportation & Logistics	12.00%	12.00	12/19/2023	12/28/2025	6,835,658	6,835,658	9,571,630	1.77
Amerijet Holdings Inc⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	Transportation & Logistics	S+7.26%, 1.00% Floor	11.57	12/28/2021	12/28/2025	13,658,041	13,568,164	12,362,490	2.28
Amerijet Holdings Inc⁽⁷⁾⁽³¹⁾	1st Lien Revolver	Transportation & Logistics	S+7.26%, 1.00% Floor (0.50% on unfunded)	11.57	12/28/2021	12/28/2025	2,536,322	2,522,208	2,288,317	0.42
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽³⁰⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	10.77	5/26/2022	5/26/2028	2,182,906	2,157,803	2,160,246	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	15.06	5/24/2023	5/24/2028	10,428,671	10,287,690	10,088,305	1.86
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	15.07	5/24/2023	11/24/2027	838,563	660,270	645,439	0.12
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	11.39	11/7/2023	11/7/2029	4,143,165	4,045,291	4,105,182	0.76
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.05	11/7/2023	11/7/2029	€7,083,127	7,426,454	7,590,227	1.40
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.20	11/7/2023	11/7/2029	1,170,535	246,195	262,097	0.05
Atlas Sand Co LLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	6,121,208	6,059,996	6,059,996	1.12
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.40	5/26/2023	6/1/2025	6,623,459	6,615,834	6,621,088	1.22
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	10.82	3/19/2024	3/19/2031	2,119,510	2,091,086	2,081,809	0.38
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 0.75% Floor	10.82	3/19/2024	3/19/2031	4,817,068	4,754,185	4,731,383	0.87
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(9,851)	(13,754)	(0.00)
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.56	6/10/2021	6/11/2027	4,139,505	4,122,045	3,880,827	0.72
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.56	11/19/2021	6/11/2027	2,581,221	2,570,947	2,419,920	0.45
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	11.46	12/13/2018	6/2/2026	8,821,421	8,692,473	5,363,514	0.99
Bending Spoons US Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.54	2/19/2025	3/7/2031	14,510,208	14,262,611	14,473,932	2.67
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+9.25%, 2.25% Floor	13.81	3/12/2025	6/11/2025	649,888	649,888	649,888	0.12
Circle Graphics Inc⁽⁷⁾⁽³¹⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	11.83	2/17/2021	3/31/2027	22,822,369	22,490,359	18,359,464	3.39
Circle Graphics Inc⁽⁷⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	11.83	7/12/2021	3/31/2027	533,038	522,419	428,803	0.08

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Columbia Helicopters Inc.⁽⁷⁾⁽¹³⁾⁽³¹⁾	1st Lien Term Loan	Aerospace & Defense	S+11.36%, 1.50% Floor	15.69%	8/20/2019	9/4/2025	$8,869,951	$8,693,906	$8,759,649	1.62%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+6.00%, 0.75% Floor	10.29	10/10/2023	10/10/2030	3,477,348	3,404,362	3,402,550	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Technology	S+6.00%, 0.75% Floor (0.50% on unfunded)	10.31	10/10/2023	10/10/2029	401,425	92,436	92,101	0.02
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.54	2/27/2023	2/27/2030	10,273,520	10,067,738	10,276,473	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.50% on unfunded)	1.50	2/27/2023	2/27/2030	924,210	(11,633)	266	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2030	707,659	(11,525)	(23)	(0.00)
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	11.07	11/8/2023	11/8/2030	9,501,470	9,303,760	9,295,479	1.71
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(19,607)	(21,508)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽³¹⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.82	12/19/2024	1/3/2031	8,679,743	8,641,469	8,645,024	1.59
Databricks Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031	1,859,945	—	(7,440)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	12.39	8/30/2023	8/30/2027	18,418,695	18,054,612	17,926,501	3.31
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.32	11/15/2024	11/15/2029	2,504,779	2,458,004	2,457,845	0.45
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(4,467)	(4,524)	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	9.29	1/19/2024	1/20/2031	2,280,231	2,238,474	2,263,804	0.42
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	9.29	1/19/2024	1/20/2031	740,449	301,674	306,061	0.06
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,200)	(2,142)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.31	9/1/2023	9/4/2029	7,541,967	7,426,683	7,227,926	1.33
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,126,895	(15,814)	(88,580)	(0.02)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.32	9/1/2023	9/4/2029	1,063,447	1,047,781	1,018,715	0.19
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	11.07	4/19/2023	4/19/2030	9,827,512	9,620,639	9,841,350	1.82
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor (1.50% on unfunded)	11.07	4/19/2023	4/19/2030	1,919,811	186,979	211,553	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	11.07	4/19/2023	4/19/2029	1,345,718	741,742	771,578	0.14
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	9.56	2/16/2024	8/11/2028	4,906,642	4,735,376	4,773,565	0.88
GOJO Industries Inc⁽⁷⁾⁽⁹⁾⁽¹⁹⁾⁽³⁵⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	13.82	10/26/2023	10/26/2028	19,174,568	18,772,637	19,446,114	3.59
Gopher Resource LLC⁽⁷⁾⁽⁹⁾⁽¹¹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00%, 1.00% Floor	11.30	10/4/2024	10/4/2029	15,114,813	14,701,662	14,836,158	2.74
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.30	10/4/2024	10/4/2029	1,199,019	447,163	457,503	0.08
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.81	7/16/2024	7/16/2029	10,458,691	10,179,660	10,228,600	1.89
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.79	7/16/2024	7/16/2029	8,207,666	2,949,398	2,981,698	0.55
Heligear Acquisition Co⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+7.75%, 2.00% Floor	12.05	9/6/2019	6/30/2025	23,461,269	23,402,941	23,404,049	4.32
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.27	10/17/2022	11/1/2025	14,736,727	14,680,211	14,166,719	2.61
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor	11.19	11/3/2021	11/5/2026	15,980,604	15,705,081	13,106,438	2.42
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(44,670)	87,108	0.02
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.82	12/20/2023	11/9/2028	4,578,967	4,509,604	4,507,053	0.83
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(9,248)	(9,788)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽²²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor	15.46%	7/23/2021	7/23/2027	$18,900,523	$18,754,941	$17,617,965	3.25%
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁷⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	-	(33,929)	(0.01)
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.82	12/1/2022	5/29/2026	4,568,481	4,418,882	4,449,765	0.82
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	10.05	8/15/2024	8/27/2029	12,886,209	12,540,665	12,606,353	2.32
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.83	2/24/2025	2/24/2032	16,058,729	15,268,739	15,255,792	2.81
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%	—	2/24/2025	2/24/2032	2,408,809	(59,361)	(57,234)	(0.01)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	11.56	6/30/2021	7/15/2027	10,950,000	10,822,447	9,512,813	1.75
Manchester Acquisition Sub LLC⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+5.90%, 0.75% Floor	10.22	11/16/2021	12/1/2026	1,727,025	1,691,968	1,621,892	0.30
Mercury Bidco LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	10.05	5/31/2023	5/31/2030	17,563,212	17,288,178	17,473,529	3.22
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2030	1,981,556	(24,912)	(15,526)	(0.00)
MIS Acquisition, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.25%, 1.00% Floor	10.57	11/17/2023	11/17/2028	17,477,594	17,099,412	17,819,759	3.29
MIS Acquisition, LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Business Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	11/17/2023	11/17/2028	1,098,221	(26,050)	(400)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽³¹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.80	6/30/2022	6/30/2029	8,578,749	8,488,221	8,509,203	1.57
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.32	5/17/2024	5/17/2030	6,917,811	6,794,946	6,883,222	1.27
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030	995,726	(17,429)	(9,957)	(0.00)
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.45	10/26/2020	4/3/2026	11,546,729	11,326,824	8,599,427	1.59
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.45	10/26/2020	4/3/2026	5,811,828	5,699,243	4,328,359	0.80
National Dentex Corp⁽⁷⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.15%, 1.00% Floor	12.45	4/4/2024	4/3/2026	924,199	889,643	688,297	0.13
National Dentex Corp⁽⁷⁾⁽²³⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	10/29/2024	4/3/2026	1,981,726	580,738	1,475,890	0.27
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Healthcare Providers & Services	S+7.15%, 1.00% Floor (0.50% on unfunded)	11.45	10/26/2020	4/3/2026	1,486,897	1,126,241	772,815	0.14
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.50	5/31/2024	5/31/2029	6,911,607	6,792,862	6,814,845	1.26
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(12,794)	(13,055)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	12.69	6/30/2023	6/30/2027	18,859,109	18,632,995	18,833,713	3.47
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Power Generation	S+6.00%, 1.00% Floor	10.31	8/30/2024	3/1/2027	16,927,331	16,531,102	16,673,421	3.08
Peloton Interactive Inc⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.81	5/23/2024	5/30/2029	8,166,786	8,095,950	8,231,426	1.52
Pixelle Receivables SPE, LLC⁽⁷⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%	11.32	6/11/2024	6/12/2025	1,020,636	1,016,601	1,009,409	0.19
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 3.00% Floor	11.30	10/28/2024	10/29/2029	10,831,356	10,585,189	10,673,001	1.97
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	10.06	8/31/2023	9/3/2030	8,763,081	8,622,534	8,715,009	1.61
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	10.06	8/31/2023	8/31/2028	642,704	404,109	409,108	0.08
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.32	3/27/2023	3/27/2028	5,226,454	5,092,023	5,182,376	0.96
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.32	3/27/2023	3/27/2028	752,083	733,226	745,741	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	9.32	11/30/2023	3/27/2028	1,686,487	931,375	940,942	0.17
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(5,922)	(12,225)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(12,367)	(9,057)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.30	10/30/2024	10/30/2030	6,282,249	6,165,352	6,163,444	1.14
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.30	10/30/2024	10/30/2030	539,828	79,821	79,760	0.01

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	11.30%	6/21/2023	6/21/2029	$12,288,613	$12,006,420	$11,824,362	2.18%
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.30	6/21/2023	6/21/2029	1,164,025	720,415	699,031	0.13
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	9.05	2/18/2022	2/18/2029	4,253,705	4,197,177	4,238,474	0.78
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	1.00	2/18/2022	2/18/2029	472,634	(13,466)	(1,692)	(0.00)
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	9.08	2/18/2022	2/18/2029	236,317	28,321	29,916	0.01
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.00%, 1.00% Floor	10.30	9/11/2024	9/11/2029	13,400,803	13,160,579	13,199,791	2.43
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	11.32	10/15/2024	10/13/2029	18,052,259	17,554,411	17,551,302	3.24
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.79	5/11/2022	5/19/2028	19,679,045	19,384,834	15,087,265	2.78
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	10.31	7/2/2024	7/22/2027	14,629,071	14,404,176	14,500,775	2.67
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.31	7/2/2024	7/22/2027	3,199,173	1,559,933	1,569,528	0.29
Stryten Energy Resources LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.82	12/18/2024	12/18/2029	13,903,265	13,641,840	13,642,016	2.52
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	10.04	8/5/2024	8/5/2030	16,629,988	16,257,278	16,164,349	2.98
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.17	1/12/2024	1/11/2030	15,161,402	14,847,768	14,913,898	2.75
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, 1.00% Floor (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(59,674)	(97,699)	(0.02)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽¹⁵⁾⁽²⁹⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	14.17	10/15/2020	10/15/2025	16,252,711	15,168,892	14,126,021	2.61
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁵⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	14.17	10/15/2020	10/15/2025	1,364,452	1,051,553	950,342	0.18
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.30	3/1/2024	3/1/2030	14,123,859	13,638,726	14,233,799	2.63
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.54	4/30/2024	4/30/2031	8,577,687	8,463,721	8,564,821	1.58
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.54	4/30/2024	4/30/2031	3,169,082	430,278	449,275	0.08
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.56	4/30/2024	4/30/2030	1,189,075	777,616	784,988	0.14
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	11.80	1/12/2023	4/5/2029	11,192,878	10,949,331	10,909,892	2.01
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.30	9/27/2024	9/27/2031	4,752,932	4,712,637	4,748,738	0.88
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	935,601	(7,503)	(826)	(0.00)
Voyant Beauty⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+10.00%, 1.00% Floor	14.31	5/13/2022	5/13/2027	8,023,463	7,853,754	7,978,843	1.47
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.30	7/7/2023	9/20/2029	13,783,565	13,491,874	13,659,192	2.52
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.29	9/20/2024	9/20/2029	1,118,895	746,503	745,144	0.14
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(28,303)	(13,583)	(0.00)
Total United States of America 1st Lien/Secured Loans								801,020,176	783,000,934	144.49
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+14.00%, 3.50% Floor	18.30	5/26/2023	5/26/2026	6,438,514	6,280,041	6,438,573	1.19
Total Australia 1st Lien/Secured Loans								6,280,041	6,438,573	1.19

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value		% of Net Assets(5)
Canada
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.55%	12/18/2024	12/18/2030	$7,653,036	$7,583,982	$7,681,735		1.42%
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.57	12/20/2024	12/20/2029	2,339,791	2,262,202	2,289,988		0.42
Source Energy Services Ltd⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.25%, 4.25% Floor (3.00% on unfunded)	3.00	12/20/2024	12/20/2029	442,137	(14,618)	(9,411)		(0.00)
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.80	5/22/2024	5/22/2030	12,703,235	12,532,882	12,671,477		2.34
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030	1,422,136	(18,275)	(10,666)		(0.00)
Total Canada 1st Lien/Secured Loans								22,346,173	22,623,123		4.18
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.67	12/3/2021	12/15/2026	4,015,831	3,984,632	3,926,842		0.72
Total Netherlands 1st Lien/Secured Loans								3,984,632	3,926,842		0.72
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	12.26	1/26/2024	2/6/2030	£4,082,241	5,069,345	5,148,182		0.95
Total United Kingdom 1st Lien/Secured Loans								5,069,345	5,148,182		0.95
Total 1st Lien/Secured Loans								838,700,367	821,137,654		151.53
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.06	6/10/2021	6/11/2028	3,333,333	3,306,302	2,810,737		0.52
BayMark Health Services Inc⁽⁷⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.06	11/19/2021	6/11/2028	2,572,287	2,551,085	2,169,006		0.40
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	11.29	1/22/2025	1/22/2030	11,494,239	11,214,527	11,211,106		2.07
Total United States of America 2nd Lien Term Loan								17,071,914	16,190,849	—	2.99
Total 2nd Lien/Secured Loans								17,071,914	16,190,849		2.99
Equities
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁶⁾	Common Equities	Transportation & Logistics	N/A	N/A	11/11/2024	N/A	872	—	—		—
Beauty Health Co⁽²⁶⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,224,036		0.23
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	313,577	383,348		0.07
Total United States of America Equities								313,577	1,607,384		0.30
Total Equities								313,577	1,607,384		0.30
Total Non-Controlled/Non-Affiliated Investments								856,085,858	838,935,887		154.82%
Non-Controlled/Affiliated Investments
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽³⁴⁾	Senior Secured Debt	Industrial Products & Services	8.00%	8.00	1/31/2025	1/31/2030	5,668,193	5,638,509	5,526,488		1.02
Total United States of America Senior Secured Debt								5,638,509	5,526,488		1.02
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³³⁾	Senior Secured Debt	Specialty Retail	10.25%	10.25	10/30/2024	4/15/2030	€1,271,000	1,374,968	1,465,409		0.27
Total Germany Senior Secured Debt								1,374,968	1,465,409		0.27
Total Senior Secured Debt								7,013,477	6,991,897		1.29

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(32)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽³⁴⁾	Unsecured Debt	Industrial Products & Services	6.00%	6.00%	1/31/2025	1/31/2033	4,195,024	$6,406,376	$6,334,487	1.17%
Total United States of America Unsecured Debt								6,406,376	6,334,487	1.17
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³³⁾	Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€3,576,263	3,916,763	8,270,203	1.53
Total Luxembourg Unsecured Debt								3,916,763	8,270,203	1.53
Total Unsecured Debt								10,323,139	14,604,690	2.70
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁶⁾⁽³⁴⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,396,306	1.36
Total Equities								7,459,569	7,396,306	1.36
Total Non-Controlled/Affiliated Investments								24,796,185	28,992,893	5.35%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁴⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.38	6/28/2021	7/1/2025	2,748,011	2,748,011	2,747,874	0.51
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁴⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.32	6/28/2021	7/1/2025	6,125,000	6,125,000	6,009,544	1.11
Total 1st Lien/Secured Loans								8,873,011	8,757,418	1.62
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁶⁾⁽³⁴⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	1,462,440	0.27
Total Equities								14,608,750	1,462,440	0.27
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁶⁾⁽³⁴⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽³⁴⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³⁴⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.00	12/7/2019	12/6/2026	$597,573	597,573	475,847	0.09
Total Trust Interest								3,751,047	1,445,347	0.27
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽³⁴⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,519,705	11,662,754	2.15
Total Real Estate Properties								14,519,705	11,662,754	2.15
Total Controlled Investments								41,752,513	23,327,959	4.31%
Total Investments, March 31, 2025								$922,634,556	$891,256,739	164.48%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						78,134,546	78,134,546	78,134,546	14.41
Total Cash Equivalents and Restricted Cash Equivalents								$78,134,546	$78,134,546	14.41%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on March 31, 2025.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of March 31, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $17.2 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $46.5 million; the net unrealized depreciation was $29.3 million; the aggregate tax cost of securities for Federal income tax purposes was $921.3 million.
(5)
Percentage is based on net assets of $542,222,586 as of March 31, 2025.
(6)
The investment has an unfunded commitment as of March 31, 2025 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $119.8 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $422.3 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2025, qualifying assets totaled 82.6% of the Fund’s total assets.
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
(15)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+9.85%.
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
(24)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+3.60%.
(25)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 1.00%.
(26)
Represents a non-income producing investment.
(27)
The negative fair value is the result of the original discount on the loan.
(28)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(29)
Investment, representing 3.9% of cost and 3.5% of fair value, respectively, was on non-accrual status as of March 31, 2025, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(30)
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
(31)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities or other term loans referenced in the credit agreement receiving priority with respect to payment of principal and interest.
(32)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

(33)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of March 31, 2025, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Debt		$4,100,660	$—	$(2,838,424)	$112,521	$90,652	$1,465,409	$60,138	$—	€1,271,000
Takko Fashion Sarl	Unsecured Debt	†	8,036,760	7,412	—	226,031	—	8,270,203	152,505	—	€3,576,263
Wesco Aircraft Holdings Inc	Secured Debt		—	5,638,509	—	(112,021)	—	5,526,488	76,596	—	5,668,193
Wesco Aircraft Holdings Inc	Unsecured Debt		—	6,406,376	—	(71,889)	—	6,334,487	41,950	—	4,195,024
Wesco Aircraft Holdings Inc	Equities		—	7,459,569	—	(63,263)	—	7,396,306	—	—	195,566
Total			$12,137,420	$19,511,866	$(2,838,424)	$91,379	$90,652	$28,992,893	$331,189	$—

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

† At March 31, 2025, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(34)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$12,808,845	$109,565	$—	$(1,255,656)	$—	$11,662,754	$—	$—	100%
SP-CREH 19 Highline LLC	Secured Loans	7,639,424	—	(4,892,558)	1,008	—	2,747,874	102,250	—	$2,748,011
SP-CREH 19 Highline LLC	Secured Loans	5,970,038	—	—	39,506	—	6,009,544	96,354	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	1,564,654	—	—	(102,214)	—	1,462,440	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	455,086	26,071	—	(5,310)	—	475,847	26,071	—	$597,573
Total		$29,407,547	$135,636	$(4,892,558)	$(1,322,666)	$—	$23,327,959	$224,675	$—

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

(35)
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2025 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.180%	Annual	11/1/2029	Goldman Sachs	€700,000	$(3,333)	$2,488
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€100,000	(36,459)	(2,355)
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	3.029%	Annual	5/22/2026	Goldman Sachs	€100,000	—	(164)
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(77,205)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	77,200
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$5,900,000	(2,048)	(33,176)
US Interest Rate Swaps	Receive	SOFR	Annual	4.000%	Quarterly	6/30/2025	Goldman Sachs	$72,500,000	(198,976)	(1,231,401)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	6/30/2025	Goldman Sachs	$(72,500,000)	6,695	1,233,345
Total										(31,268)
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	772,673
Total										772,673
Total Interest Rate Swaps										$741,405
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased	Amount Sold	Fair Value
Derivative Counterparty
Bank of America	6/30/2025	C$	300,622	$211,165	(1,290)
Bank of America	6/30/2025		$19,384,264	€17,827,202	5,643
Bank of America	6/30/2025		$5,184,074	£4,004,888	11,159
Total					$15,512

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
Senior Secured Debt
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³²⁾	Senior Secured Debt	Specialty Retail	10.25%	10.25%	10/30/2024	4/15/2030	€3,811,000	$4,122,740	$4,100,660	0.75%
Total Senior Secured Debt								4,122,740	4,100,660	0.75
Unsecured Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³²⁾	Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€3,576,263	3,909,351	8,036,760	1.47
Total Unsecured Debt								3,909,351	8,036,760	1.47
Total Non-Controlled/Affiliated Investments								8,032,091	12,137,420	2.22%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	7,640,570	7,640,570	7,639,424	1.40
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	6,125,000	6,125,000	5,970,038	1.10
Total 1st Lien/Secured Loans								13,765,570	13,609,462	2.50
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁵⁾⁽³³⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	1,564,654	0.29
Total Equities								14,608,750	1,564,654	0.29
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³³⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.00	12/7/2019	12/6/2026	$571,501	571,501	455,086	0.08
Total Trust Interest								3,724,975	1,424,586	0.26
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾⁽³³⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,410,140	12,808,845	2.35
Total Real Estate Properties								14,410,140	12,808,845	2.35
Total Controlled Investments								46,509,435	29,407,547	5.40%
Total Investments, December 31, 2024								$919,774,172	$891,045,657	163.51%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						82,522,423	82,522,423	82,522,423	15.14
Total Cash Equivalents and Restricted Cash Equivalents								$82,522,423	$82,522,423	15.14%

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
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of December 31, 2024, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $13.2 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $44.3 million; the net unrealized depreciation was $31.1 million; the aggregate tax cost of securities for Federal income tax purposes was $922.7 million.
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

Consolidated Schedule of Investments

December 31, 2024

(32)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2024, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Loans		$10,592,982	$309,113	$(10,958,679)	$240,229	$(183,645)	$—	$1,781,946	$—	€—
Takko Fashion GmbH	Secured Debt		—	4,122,739	—	(22,079)	—	4,100,660	62,057	—	€3,811,000
Takko Fashion Sarl	Unsecured Debt	†	3,722,501	711,507	(1,460,244)	4,245,053	817,943	8,036,760	644,470	—	€3,576,263
Total			$14,315,483	$5,143,359	$(12,418,923)	$4,463,203	$634,298	$12,137,420	$2,488,473	$—

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

† At December 31, 2024, the unsecured debt contained stapled equities of approximately 10.5 million shares which provided certain voting rights.

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

As approved in 2023 by the Board and the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”), the Fund has extended its investment period through June 30, 2025. The Fund has agreed to provide Shareholders liquidity following the end of the Fund’s investment period (the “Liquidity Event”). In February 2025, the Board approved the Liquidity Event by arranging the sale of shares of the Fund, at a price not less than net asset value per share. If approved by the Fund’s Shareholders, the Liquidity Event would be completed by June 30, 2025 or the Fund would commence an orderly wind down at that time. The Fund will maintain the existing advisory fee structure up to the Liquidity Event, or through the extended investment period if the Liquidity Event is not approved by the Fund’s Shareholders. See "Note 11: Subsequent Events – “Liquidity Event" for a discussion of approval of the Liquidity Event by the Fund's Shareholders after March 31, 2025.

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of March 31, 2025 and for each of the three months ended March 31, 2025 and March 31, 2024 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2024. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of March 31, 2025 and December 31, 2024, cash was $11.4 million and $10.7 million, respectively, and cash equivalents were $42.4 million and $40.1 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $0.7 million and $1.1 million, respectively, and is included in interest income on the consolidated statements of operations. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the Fund's credit facilities (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of March 31, 2025 and December 31, 2024, restricted cash was $3.0 million and $6.0 million, respectively, and restricted cash equivalents were $35.7 million and $42.4 million, respectively. Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to the terms of the underlying credit facilities.

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of March 31, 2025 and December 31, 2024, due from broker consists of approximately $2.6 million and

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

$2.1 million, respectively, of cash collateral. As of March 31, 2025 and December 31, 2024, due to broker consists of approximately zero and $(1.9) million, respectively, of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended March 31, 2025 and March 31, 2024, non-cash interest income related to such accretion amounts to $1.9 million and $1.7 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of March 31, 2025 and December 31, 2024. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Income Taxes

The Fund is treated as a partnership for U.S. federal income tax purposes. The Fund itself is not subject to U.S. federal income taxes; each investor is individually liable for income taxes, if any, on its share of the Fund’s net taxable income. The Fund may be subject to entity level taxes with respect to certain state sourced income, as well as other income allocable to underlying resident investors; such taxes may be treated as entity level expenses or, to the extent such taxes are determined based on the identity or jurisdiction of each investor, specially charged to investors based on their allocable share, if any, of such income. This state and local tax withholding paid by the Fund on behalf of these investors is recorded in other assets until the time at which it is netted against each relevant investor’s current distribution. Interest, dividends and other income realized by the Fund from non-U.S. sources and capital gains realized on the sale of securities of non-U.S. issuers may be subject to withholding and other taxes levied by the jurisdiction in which the income is sourced. Such withholding taxes are accrued when incurred and are shown on the consolidated statements of operations, where applicable, as withholding taxes. For the three months ended March 31, 2025 and March 31, 2024, the Fund did not incur such tax expenses. The Fund conducts its business to the maximum extent practicable so that the Fund’s activities do not create a taxable presence in any non-U.S. jurisdiction in which the Fund or the Adviser do not have offices.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three months ended March 31, 2025 and March 31, 2024, there were no liabilities related to accounting for uncertainty in tax positions.

The Fund files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and invests, if required. In the normal course of business, the Fund is subject to examination by federal, state, local and foreign jurisdictions, where applicable. The Fund may be subject to examination by such jurisdictions for all open tax years, the earliest of which is 2021. The Fund recognizes interest and penalties, when known, related to realized tax positions on the consolidated statements of operations. For the three months ended March 31, 2025 and March 31, 2024, there were no material interest and penalties.

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

Management Fee

The Management Fee is calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter, payable quarterly in arrears. At March 31, 2025 and December 31, 2024, management fees payable were $1.0 million and $1.0 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Management Fees incurred were $1.0 million and $1.0 million, respectively.

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

At March 31, 2025 and December 31, 2024, Income Incentive Compensation payable was $2.6 million and $2.9 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Income Incentive Compensation was $2.6 million and $2.8 million, respectively.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

For the three months ended March 31, 2025 and March 31, 2024, there was no Capital Gains Incentive Compensation.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As applicable, following the completion of final distributions to Shareholders, the Adviser will pay to the Fund an aggregate amount equal to the “Clawback Amount” as of such date, subject to certain tax limitations as described in the governing Fund documents. The Clawback Amount is equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination. On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $7.8 million and $7.0 million, respectively, at March 31, 2025 and December 31, 2024, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the three months ended March 31, 2025 and March 31, 2024, the change in Clawback Amount was $(0.8) million and $0.1 million, respectively.

See "Note 11: Subsequent Events - Amended Investment Advisory Agreement" for a discussion of approval of the amended investment advisory agreement by the Fund's Shareholders after March 31, 2025.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended March 31, 2025 and March 31, 2024, the Fund incurred approximately $0.3 million and $0.5 million, respectively, in related party administration fees. As of March 31, 2025 and December 31, 2024, the related party administration fee payables were $0.2 million and $1.0 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of March 31, 2025 the Fund owed less than $0.1 million from an affiliate. As of December 31, 2024, the fund was owed less than $0.1 million to an affiliate.

Additionally, the aggregate interests of Shareholders affiliated with the Adviser was approximately 18% of the Fund at both March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Fund had accrued fees payable to its Board of Trustees of $3,801 and zero, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

4.
Investments

Investments consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$854,586,855	$836,886,969	93.90%	$876,955,559	$860,212,364	96.54%
Second lien debt	17,071,914	16,190,849	1.82	5,851,820	5,135,575	0.58
Unsecured debt	10,323,139	14,604,690	1.64	3,909,351	8,036,760	0.90
Equities	22,381,896	10,466,130	1.17	14,922,327	3,427,527	0.38
Real estate properties	14,519,705	11,662,754	1.31	14,410,140	12,808,845	1.44
Trust interest	3,751,047	1,445,347	0.16	3,724,975	1,424,586	0.16
Total	$922,634,556	$891,256,739	100.00%	$919,774,172	$891,045,657	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At March 31, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 6.7% of the investment portfolio, respectively. At December 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.6% of the investment portfolio, respectively.

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	March 31, 2025			December 31, 2024
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$45,291,327	$45,412,914	5.10%	$45,540,104	$45,623,118	5.12%
Automobiles & Components	15,964,109	16,070,303	1.80	19,406,634	19,567,821	2.20
Business Services	45,444,581	47,380,153	5.32	45,408,746	46,722,292	5.24
Commercial Services	9,671,615	9,799,084	1.10	9,151,816	9,263,700	1.04
Consumer Apparel	10,822,447	9,512,813	1.07	10,879,328	9,460,828	1.06
Consumer Brands	4,735,376	4,773,565	0.54	4,735,345	4,778,687	0.54
Consumer Products	26,626,391	27,424,957	3.08	26,572,439	27,451,180	3.08
Consumer Services	—	1,224,036	0.14	—	1,452,401	0.16
E-Commerce	32,355,139	24,801,669	2.78	31,681,893	25,617,170	2.87
Energy	11,214,527	11,211,106	1.26	—	—	—
Environmental Solutions	15,148,825	15,293,661	1.72	15,603,000	15,594,785	1.75
Fitness & Leisure	8,095,950	8,231,426	0.92	10,689,826	11,019,232	1.24
Food & Beverage	26,157,338	25,932,302	2.91	10,184,494	9,964,578	1.12
Gaming & Entertainment	12,653,327	12,829,917	1.44	12,677,614	12,756,535	1.43
Government Services	10,422,424	10,500,070	1.18	10,412,630	10,496,974	1.18
Healthcare Equipment & Supplies	13,180,926	13,036,151	1.46	13,452,288	13,445,474	1.51
Healthcare Providers & Services	59,416,230	53,238,517	5.97	59,051,706	54,807,953	6.15
Healthcare Technology	16,625,856	16,704,949	1.87	16,732,001	16,796,811	1.89
Industrial Products & Services	68,575,623	68,960,855	7.74	72,711,060	71,759,336	8.05
Industrial Real Estate	—	—	—	5,044,082	5,023,214	0.56
Insurance & Insurance Services	12,540,665	12,606,353	1.41	12,601,730	12,646,297	1.42
Manufacturing	—	—	—	8,248,666	8,491,346	0.95
Media: Diversified & Production	21,753,478	21,647,510	2.43	21,410,976	21,204,573	2.38
Multi-Family	23,481,761	10,219,858	1.15	28,374,320	15,174,116	1.70
Oilfield Services	36,256,253	36,356,563	4.08	30,200,315	30,429,425	3.42
Paper & Packaging	49,619,619	45,603,388	5.12	49,653,490	46,887,093	5.26
Pharmaceuticals & Life Sciences	15,660,411	13,193,546	1.48	30,755,017	28,204,141	3.17
Power Generation	16,531,102	16,673,421	1.87	16,711,504	16,784,859	1.88
Professional Services	19,866,376	20,193,994	2.27	19,627,367	19,925,967	2.24
Real Estate Development & Management	25,714,927	25,237,572	2.83	25,857,920	25,766,625	2.89
Software & Services	88,740,297	88,255,599	9.90	88,131,797	87,300,854	9.80
Specialty Chemicals	10,390,678	10,318,417	1.16	10,341,858	10,281,804	1.15
Specialty Retail	39,103,420	43,451,263	4.88	41,881,575	46,053,641	5.17
Technology	60,335,583	60,886,421	6.83	45,828,563	45,997,815	5.16
Technology Hardware & Equipment	18,054,612	17,926,501	2.01	18,319,538	18,258,574	2.05
Telecommunications	19,020,061	16,160,019	1.81	18,915,705	17,313,343	1.94
Transportation & Logistics	29,412,255	28,742,519	3.22	29,253,850	27,298,509	3.06
Other	3,751,047	1,445,347	0.15	3,724,975	1,424,586	0.17
Total	$922,634,556	$891,256,739	100.00%	$919,774,172	$891,045,657	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of March 31, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	March 31, 2025			December 31, 2024
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$6,280,041	$6,438,573	0.72%	$6,250,605	$6,562,777	0.74%
Canada	22,346,173	22,623,123	2.54	22,401,729	22,639,890	2.54
Germany	1,374,968	1,465,409	0.16	4,122,740	4,100,660	0.46
Luxembourg	3,916,763	8,270,203	0.93	3,909,351	8,036,760	0.90
Netherlands	3,984,632	3,926,842	0.44	3,989,999	3,960,091	0.44
United Kingdom	5,069,345	5,148,182	0.58	5,100,651	5,018,589	0.56
United States of America	879,662,634	843,384,407	94.63	873,999,097	840,726,890	94.36
Total	$922,634,556	$891,256,739	100.00%	$919,774,172	$891,045,657	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of March 31, 2025.

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$54,741,484	$791,344,437	$846,085,921
Secured debt	—	6,991,897	—	6,991,897
Unsecured debt	—	8,270,203	6,334,487	14,604,690
Equities	1,224,036	—	9,242,094	10,466,130
Trust interest	—	—	1,445,347	1,445,347
Real estate properties	—	—	11,662,754	11,662,754
Total investments	$1,224,036	$70,003,584	$820,029,119	$891,256,739

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$78,134,546	$—	$—	$78,134,546
Total	$78,134,546	$—	$—	$78,134,546

Derivative Assets
Interest rate swaps	$—	$854,305	$—	$854,305
Foreign currency forward contracts	—	16,802	—	16,802
Total	$—	$871,107	$—	$871,107

Derivative Liabilities
Interest rate swaps	$—	$(112,900)	$—	$(112,900)
Foreign currency forward contracts	—	(1,290)	—	(1,290)
Total	$—	$(114,190)	$—	$(114,190)

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2024.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$66,475,497	$780,905,839	$847,381,336
Secured debt	—	17,966,603	—	17,966,603
Unsecured debt	—	8,036,760	—	8,036,760
Equities	1,452,401	—	1,975,126	3,427,527
Trust interest	—	—	1,424,586	1,424,586
Real estate properties	—	—	12,808,845	12,808,845
Total investments	$1,452,401	$92,478,860	$797,114,396	$891,045,657

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$82,522,423	$—	$—	$82,522,423
Total	$82,522,423	$—	$—	$82,522,423

Derivative Assets
Interest rate swaps	$—	$267,763	$—	$267,763
Foreign currency forward contracts	—	401,535	—	401,535
Total	$—	$669,298	$—	$669,298

Derivative Liabilities
Interest rate swaps	$—	$(78,603)	$—	$(78,603)
Foreign currency forward contracts	—	—	—	—
Total	$—	$(78,603)	$—	$(78,603)

The following table includes a roll forward of the amounts for the three months ended March 31, 2025 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2025	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,825,308	—	—	—	—	1,825,308
Interest paid-in-kind	831,224	—	—	26,071	—	857,295
Purchases(2)	53,080,669	6,406,376	7,459,569	—	109,565	67,056,179
Sales, paydowns and resolutions(2)	(43,488,057)	—	—	—	—	(43,488,057)
Net realized gain/(loss)	(25,951)	—	—	—	—	(25,951)
Net change in unrealized appreciation/(depreciation)	(1,784,595)	(71,889)	(192,601)	(5,310)	(1,255,656)	(3,310,051)
Balance at March 31, 2025	$791,344,437	$6,334,487	$9,242,094	$1,445,347	$11,662,754	$820,029,119
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2025	$(1,450,587)	$(71,889)	$(192,601)	$(5,310)	$(1,255,656)	$(2,976,043)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the three months ended March 31, 2024 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2024	$676,678,861	$—	$19,651,223	$2,285,446	$22,924,450	$721,539,980
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	(6,140,311)	—	(2,724,166)	—	—	(8,864,477)
Accretion/amortization of discounts/premiums	1,369,604	—	—	—	—	1,369,604
Interest paid-in-kind	2,047,208	—	—	22,777	—	2,069,985
Purchases(3)	53,536,401	—	474,538	—	62,799	54,073,738
Sales, paydowns and resolutions(3)	(18,439,140)	—	—	—	(9,890,407)	(28,329,547)
Net realized gain/(loss)	(835,393)	—	—	—	(202,407)	(1,037,800)
Net change in unrealized appreciation/(depreciation)	1,926,989	—	(1,709,043)	(330)	461,592	679,208
Balance at March 31, 2024	$710,144,219	$—	$15,692,552	$2,307,893	$13,356,027	$741,500,691
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2024	$1,298,061	$—	$(1,709,043)	$(330)	$(299,928)	$(711,240)

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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at March 31, 2025	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans	$708,096,178	Income Approach	Yield	6.6% - 27.8% (12.9%)	Decrease
			Expected Term(2)	0.0 yrs. - 0.7 yrs. (0.1 yrs.)	Decrease
	46,943,594	Recent Transaction	N/A	N/A	N/A
	36,304,665	Market Comparables	Earnings Multiple	4.9x - 8.0x (6.8x)	Increase
Unsecured Debt	6,334,487	Market Comparables	Earnings Multiple	10.2x	Increase
Equities	1,462,440	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
	7,779,654	Market Comparables	Earnings Multiple	4.3x - 10.2x (9.9x)	Increase
Real Estate Properties	11,662,754	Income Approach	Discount Rate	14.5%	Decrease
			Expected Term(2)	0.8 yrs.	Decrease
Trust Interest	1,445,347	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$820,029,119
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of March 31, 2025.

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
6.
Debt

As of March 31, 2025, the Fund is only permitted to borrow amounts such that the asset coverage ratio is at least 200% after such borrowings, pursuant to the 1940 Act. As of March 31, 2025 and December 31, 2024, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 221% and 221%, respectively. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period.

See "Note 11: Subsequent Events - Asset Coverage Requirements" for a discussion of approval to reduce the asset coverage requirement applicable to the Fund from 200% to 150% by the Fund's Shareholders after March 31, 2025.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”). Effective April 14, 2023, the Revolving Credit Facility allows the Fund to borrow an amount up to $100 million. The stated maturity for the Revolving Credit Facility is April 17, 2028. The interest rate is 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. As of March 31, 2025 and December 31, 2024, zero and approximately $2.6 million, respectively, of the Revolving Credit Facility was outstanding. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

The 2024 CLO consists of the following:

	March 31, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,301,926	$100,270,000	S+1.72%	6.02%
Class A-1a Notes	115,500,000	115,500,000	114,693,725	115,811,850	S+1.72%	6.02%
Class A-1b Notes	16,500,000	16,500,000	16,384,818	16,262,400	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,888,308	16,019,200	S+1.95%	6.25%
Class B Notes	24,000,000	24,000,000	23,832,462	23,985,600	S+2.10%	6.40%
Class C Notes	32,000,000	32,000,000	31,776,616	32,092,800	S+2.70%	7.00%
Total 2024 CLO	$304,000,000	$304,000,000	$301,877,855	$304,441,850		6.12%

	December 31, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,259,304	$100,830,000	S+1.72%	6.38%
Class A-1a Notes	115,500,000	115,500,000	114,644,497	116,458,650	S+1.72%	6.38%
Class A-1b Notes	16,500,000	16,500,000	16,377,785	16,564,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,881,489	16,078,400	S+1.95%	6.61%
Class B Notes	24,000,000	24,000,000	23,822,233	24,168,000	S+2.10%	6.76%
Class C Notes	32,000,000	32,000,000	31,762,977	32,224,000	S+2.70%	7.36%
Total 2024 CLO	$304,000,000	$304,000,000	$301,748,285	$306,323,400		6.45%
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

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund's investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. In October 2024, the Fund simultaneously closed out these swaps and entered into a succeeding $145 million interest rate swap with a maturity date of November 4, 2026. For all swaps entered into in connection of the 2026 Notes, the Fund received a fixed rate of interest at 4.00% and paid a variable rate of interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps).

These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. The April and May 2023 interest rate swaps were discontinued as fair value hedges upon their closure. As a result, the Fund's effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps' outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. Income and expenses generated by the hedging swaps are included as a component of total interest expense on the Fund's consolidated statements of operations. The change in fair value of the interest rate swaps is offset by the change in the interest rate component

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

of the fair value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

The following tables present the details of the Fund’s borrowings as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$—	$—	$—	S+2.85%	7.14%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,877,855	304,441,850	Various	6.12%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,334,152	139,852,500	4.00%	4.00%	11/4/2026
Total	$549,000,000	$449,000,000	$446,212,007	$444,294,350

	December 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$2,574,938	$2,574,938	$2,574,938	S+2.85%	7.35%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,748,285	306,323,400	Various	6.45%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,497,109	137,460,000	4.00%	4.00%	11/4/2026
Total	$549,000,000	$451,574,938	$447,820,332	$446,358,338
(1)
Interest rate as of March 31, 2025 and December 31, 2024 was 3-Month SOFR+2.85%. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of March 31, 2025 and December 31, 2024 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges.

The fair value of the Fund’s credit facilities are categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

The components of the Fund's interest and financing expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
	2025	2024
Stated interest expense	$6,677,575	$8,229,520
Unfunded fees	174,900	105,412
Amortization of deferred financing costs and debt issuance costs	429,326	576,771
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(29,790)	7,392
Total interest expense(2)	$7,252,011	$8,919,095
Weighted average interest rate(3)	6.54%	7.65%
Average borrowings	$449,643,735	$468,974,938
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of March 31, 2025 and December 31, 2024, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
Average notional value(1)	2025	2024
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	2,991,853	21,078,337
Foreign Currency Forward Contracts(3)	24,854,858	40,317,747
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
March 31, 2025
Interest Rate Swaps, hedge accounting(1)	$772,673	$—	$772,673	$—	$772,673
Interest Rate Swaps, non-hedge accounting(2)	81,632	112,900	(31,268)	—	(31,268)
Foreign Currency Forward Contracts(3)	16,802	1,290	15,512	—	15,512
December 31, 2024
Interest Rate Swaps, hedge accounting(3)	$17,406	$—	$17,406	$—	$17,406
Interest Rate Swaps, non-hedge accounting(4)	250,357	78,603	171,754	—	171,754
Foreign Currency Forward Contracts(5)	401,535	—	401,535	(401,535)	—
(1)
Over collateralization of $2.0 million is excluded from Collateral (Received)/Pledged at March 31, 2025.
(2)
Over collateralization of $(0.7) million is excluded from Collateral (Received)/Pledged at March 31, 2025.
(3)
Over collateralization of $1.3 million is excluded from Collateral (Received)/Pledged at March 31, 2025 and December 31, 2024.
(4)
Over collateralization of $0.8 million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(5)
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(568,753)	$(100,715)
Interest rate swaps	5,219	352,189
Total net realized gain (loss) on derivative contracts	$(563,534)	$251,474

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(386,023)	$972,089
Interest rate swaps	(203,023)	(66,036)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(589,046)	$906,053

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

A summary of the composition of the Fund’s unfunded commitments as of March 31, 2025 and December 31, 2024 is shown in the table below:

Portfolio Company	Investment Type	March 31, 2025	December 31, 2024
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$—	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	1,054,199	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	167,713	838,563
Artisan Bidco Inc	1st Lien Revolver	897,410	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	301,069	200,713
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	1,859,945	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	429,076	429,076
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,126,895	2,126,895
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	—	446,648
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	1,710,984	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	576,736	826,655
Gopher Resource LLC	1st Lien Revolver	719,411	239,804
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	5,045,399	5,238,806
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	1,422,136
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	2,408,809	—
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
MIS Acquisition, LLC	1st Lien Revolver	1,098,221	1,098,221
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Delayed Draw Term Loan	—	185,862
National Dentex Corp	1st Lien Revolver	334,552	364,290
NetSPI Midco Corporation	1st Lien Revolver	767,956	767,956
Recorded Books Inc (RB Media)	1st Lien Revolver	229,537	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,160,831	2,160,831
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	449,857	539,828
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	204,808	141,790
Source Energy Services Ltd	1st Lien Delayed Draw Term Loan	442,137	442,137
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	5,984,764
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	235,570	235,569
TH Liquidating Trust	Trust Interest	285,563	285,563
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,715,054	2,814,143
USA Debusk LLC	1st Lien Revolver	396,358	832,352
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	935,601	980,141
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	363,641	1,118,895
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Total		$51,057,394	$52,470,747

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

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.33	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.02	$738,149

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Three Months Ended March 31,
	2025	2024
Per Share Data*(1)
Net asset value, beginning of period	$14.76	$14.64
Net investment income	0.42	0.42
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.14)	0.04
Total from operations	0.28	0.46
Dividends declared from net investment income	(0.35)	(0.35)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	(0.07)	0.11
Net asset value, end of period	$14.69	$14.75
Shares outstanding, end of period	36,907,451	36,907,451
Total Return, based on net asset value(2)(6)	1.87%	3.11%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.41%	6.62%
Other operating expenses(7)	1.89%	2.16%
Incentive compensation, net of clawback(6)	0.33%	0.54%
Total expenses	7.63%	9.32%
Net investment income	12.69%	13.25%
Net assets, end of period	$542,222,586	$544,211,482
Portfolio turnover rate(4)	5.92%	3.51%
Weighted-average debt outstanding	$449,643,735	$468,974,938
Weighted-average interest rate on debt(8)	6.54%	7.65%
Weighted-average shares outstanding	36,907,451	36,907,451

(*) Totals may not foot due to rounding.

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
(5)
Annualized, except for incentive compensation.
(6)
Not annualized.
(7)
Other operating expenses exclude interest and financing related expenses and incentive compensation.
(8)
Annualized.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

Dividends

On April 28, 2025, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on April 29, 2025, for Shareholders of record on March 31, 2025.

On April 28, 2025, the Board declared a dividend of $0.12 per share, payable on April 29, 2025, for Shareholders of record on April 25, 2025.

Dividend Reinvestment Plan

On April 14, 2025, the Board approved a dividend reinvestment plan (the “Reinvestment Plan”) for the Fund, pursuant to which the Fund reinvests all cash distributions declared by the Board on behalf of its Shareholders. Shareholders may elect to opt-out of the Reinvestment Plan anytime through an election form. The dividend reinvestment plan became effective for the Fund on May 1, 2025.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Revolving Credit Facility Amendment

On April 16, 2025, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into Amendment No. 20 (the "Amendment") to the Revolving Credit Facility with Deutsche Bank AG and the various other parties thereto. The Amendment, among other things, (i) reduces the applicable margin from 2.85% to 1.70%, (ii) extends the revolving period by three years and the Facility Termination Date to April 17, 2031 and (iii) includes adding a committed Optional Increased Facility Amount of $50,000,000.

Amended Investment Advisory Agreement

On April 30, 2025, the Fund convened a Special Meeting of Shareholders (the “Shareholder Meeting”). At the Shareholder Meeting, the Fund’s Shareholders voted and approved the Fourth Amended and Restated Investment Advisory Agreement (the “New Advisory Agreement”) between the Fund and the Adviser. Under the New Advisory Agreement, the management fee will be amended to 1.25% on the Fund’s net assets from 0.75% on the Fund’s aggregate net capital contributions. The income incentive compensation will be reduced to 12.50% from 15.00%, with the Hurdle Rate Amount reduced to 6.00%, annualized, from 7.00%, annualized. Further, the incentive fee on capital gains will also be reduced to 12.50% from 15.00%. The New Advisory Agreement became effective for the Fund on May 1, 2025.

Asset Coverage Requirements

At the Shareholder Meeting, the Fund’s Shareholders approved reducing the Fund’s asset coverage requirement from 200% to 150%. The reduction in the asset coverage ratio became effective for the Fund on May 1, 2025.

Liquidity Event

On April 30, 2025, the Fund entered into Liquidity Election Form agreements with each of its Shareholders (collectively the “Liquidity Election Forms”). The Liquidity Election Forms permitted each shareholder the ability to sell their respective amount of common shares of the Fund, in part or in whole, at the Fund’s net asset value as of April 30, 2025, to new investors (the “Liquidity Event”). Among the Shareholders signing Liquidity Election Forms were the Fund’s chief executive officer, president and a Trustee of the Fund. Due to the Liquidity Event, the Fund will not be required to begin winding up its affairs on June 30, 2025. It will be able to continue its operations perpetually and be offered on a continuous basis at a purchase price per share equal the Fund's net asset value as of the effective date of the share purchase.

Common Share Issuance

On April 30, 2025, the Fund issued 500 shares of common stock. The purchase price for all shares was $14.75 per share and the Fund received $7,375 of proceeds related to the issuance.

Notes Issuance

On April 30,2025, the Fund issued promissory notes, each with a principal amount of $3,000 (each a “Note” and collectively the “Notes”), to 500 individual investors, with the Fund receiving $1,492,500 of proceeds related to the notes issuance. The Fund will pay interest on the unpaid principal amount of the Notes at a rate of 12% per annum per Note payable annually in arrears. The Notes mature on April 30, 2055. Some or all of the Notes may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the Note, the Fund will pay on the date of such a one-time premium equal to $300 per Note.

Tax Election

On May 1, 2025, the Fund elected to be treated, and qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund would represent obligations of the investors.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its investors, for each

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

taxable year, at least 90% of its investment company taxable income, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. As a RIC, the Fund will also be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner, for each taxable year, an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gains (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years.

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
•
changes in the economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;
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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of March 31, 2025, the portfolio median EBITDA for our portfolio companies was approximately $88.1 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through March 31, 2025, we have invested approximately $3.7 billion in 263 portfolio companies, excluding any subsequent exits or repayments. As of March 31, 2025, the fair value of our portfolio was invested approximately 93.9% in first lien secured debt, 1.8% in second lien debt, 1.6% in unsecured debt, 1.2% in equity investments and 1.5% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $37.9 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of March 31, 2025, the fair value of the Fund’s total assets was comprised of approximately 82.6% of “qualifying assets.”

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

Portfolio and Investment Activity

As of March 31, 2025 and December 31, 2024, we had investments in 83 and 83 portfolio companies, respectively, with an aggregate fair value of $891.3 million and $891.0 million, respectively; our portfolio had an average portfolio company investment size of $10.7 million and $10.7 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $891.2 million and $896.9 million for the three months ended March 31, 2025 and 2024, respectively.

The table below summarizes our investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$854.6	$836.9	93.9%	$877.0	$860.3	96.5%
Second-lien debt	17.1	16.2	1.8%	5.9	5.1	0.6%
Unsecured debt	10.3	14.6	1.6%	3.9	8.0	0.9%
Equities	22.4	10.5	1.2%	14.9	3.4	0.4%
Other investments	18.2	13.1	1.5%	18.1	14.2	1.6%
Total	$922.6	$891.3	100.0%	$919.8	$891.0	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$886.8	96.1%	$860.4	96.5%	$868.1	94.4%	$845.2	94.9%
Non-accrual(1)	35.8	3.9%	30.9	3.5%	51.7	5.6%	45.8	5.1%
Total	$922.6	100.0%	$891.3	100.0%	$919.8	100.0%	$891.0	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended March 31, 2025, we funded an aggregate principal amount of $54.2 million. We funded $46.7 million in 4 new portfolio companies and $7.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 6.2 years. For the same period, we received $(52.8) million of aggregate repayments, paydowns and sales.

For the three months ended March 31, 2024, we funded an aggregate principal amount of $69.0 million. We funded $58.6 million in 9 new portfolio company and $10.4 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.4 years. For the same period, we received $(31.5) million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended March 31, 2025 and March 31, 2024 is presented below:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Investment funded:
New purchases	$46.7	$58.6
Follow-ons	7.5	10.4
Total	$54.2	$69.0
Investments funded(1):
First-lien debt	$29.0	$67.3
Second-lien debt	11.2	—
Unsecured debt	6.4	1.1
Equities	7.5	0.5
Other investments	0.1	0.1
Total	$54.2	$69.0
Investments sold or repaid(1):
First-lien debt	$(52.8)	$(26.6)
Second-lien debt	—	—
Unsecured debt	—	—
Equities	—	—
Other investments	—	(4.9)
Total	$(52.8)	$(31.5)
Number of new investment commitments in new portfolio companies	4	9
Average new investment fundings in new portfolio companies	$11.7	$6.5
Weighted average term (years) for new investments in new portfolio companies	6.2	5.4
Percentage of new floating rate debt investments at fair value	87.1%	100.0%
Percentage of new fixed rate investments at fair value	12.9%	—
Weighted average yield of new investments at fair value	10.6%	11.1%
Weighted average spread over SOFR of new floating rate investments at fair value	5.1%	5.4%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average yield of portfolio	10.9%	11.2%
Weighted average yield of performing debt investments	11.7%	12.0%
Weighted average interest rate of performing debt investments	10.8%	11.1%
Weighted average spread over SOFR of floating rate performing investments	6.6%	6.7%

Results of Operations

Operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Total investment income	$27.2	$30.4
Less: Total expenses	11.6	14.8
Net investment income	15.6	15.6
Net realized gain (loss)	(2.3)	(1.4)
Net change in unrealized gain (loss)	(3.1)	2.5
Net increase (decrease) in net assets resulting from operations	$10.2	$16.7

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Interest income, excluding PIK interest	$25.9	$28.7
PIK interest income	1.3	1.7
Other income	0.0	0.0
Total investment income	$27.2	$30.4

For the three months ended March 31, 2025, total investment income of $27.2 million decreased by approximately $3.2 million from $30.4 million for the three months ended March 31, 2024, primarily due to a decrease in interest income (excluding PIK) of $2.8 million. The decrease in interest income (excluding PIK) was primarily driven by base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 109 basis points.

Expenses

Operating expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Interest and financing expenses	$7.3	$8.9
Management fee	1.0	1.0
Income incentive compensation	2.6	2.8
Incentive compensation clawback	(0.8)	0.1
Professional fees	0.5	0.7
Administration fees	0.4	0.6
Trustee fees	0.1	0.1
Other general and administrative expenses	0.5	0.6
Total expenses	$11.6	$14.8

For the three months ended March 31, 2025, total expenses decreased $3.2 million to $11.6 million from $14.8 million for the three months ended March 31, 2024. Interest and financing expenses for the three months ended March 31, 2025 decreased $1.6 million over prior period, primarily due to a decline in base rates contributing to the decrease in annualized weighted average borrowing costs of approximately 111 basis points. Additionally, for the three months ended March 31, 2025, Income Incentive Compensation decreased approximately $0.2 million, in addition to the $(0.9) million change in the Incentive Compensation Clawback.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
($ in millions)	2025	2024
Net realized gain (loss):
Investments	$(1.7)	$(1.6)
Foreign currency ("FX") transactions and FX forward contracts	(0.6)	(0.2)
Interest rate swaps	0.0	0.4
Total net realized gain (loss)	$(2.3)	$(1.4)
Net change in unrealized appreciation (depreciation):
Investments	$(2.7)	$1.5
Translation in FX and FX forward contracts	(0.3)	1.1
Interest rate swaps	(0.2)	(0.1)
Total net change in unrealized appreciation (depreciation)	$(3.2)	$2.5

Net Realized Gain (Loss)

For the three months ended March 31, 2025 and March 31, 2024, net realized gain (loss) on investments was $(1.7) million and $(1.6) million, respectively, primarily driven by one portfolio company with respective losses greater than $1.0 million and exits in three portfolio companies, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended March 31, 2025 and March 31, 2024, net change in unrealized appreciation (depreciation) on investments was $(2.7) million and $1.5 million, respectively. For the three months ended March 31, 2025, we had gross unrealized appreciation of $8.7 million, primarily driven by two portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(11.3) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended March 31, 2024, we had gross unrealized appreciation of $8.1 million, primarily driven by one portfolio company with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(6.6) million, primarily driven by two portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through March 31, 2025, we have fully exited investments in 180 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.0%, or unlevered internal rate of return (net of expenses) of 10.0% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund's assets were "qualifying assets" under Section 55(a) of the 1940 Act.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2025 and December 31, 2024, our asset coverage ratio was 221% and 221%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of March 31, 2025 and December 31, 2024, our unfunded portfolio commitments were approximately $51.1 million and $52.5 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of March 31, 2025, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2025, we had approximately $100.0 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of March 31, 2025, we had $92.8 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the three months ended March 31, 2025, cash provided by operating activities was $9.1 million, primarily driven by proceeds from sales, paydowns and resolutions of investments of $52.8 million, net change in unsettled transactions of $2.7 million, and an increase in net assets resulting from operations of $10.2 million, partially offset by payments for the purchase of investments of $(54.2) million and other operating activity of $(2.4) million . Lastly, cash used in financing activities was $(15.5) million, primarily due to dividends paid of $(12.9) million.

Contractual Obligations

As of March 31, 2025, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	—	145.0	—	—
Revolving Credit Facility	—	—	—	—	—
Total Contractual Obligations	$449.0	$—	$145.0	$—	$304.0

2021 Debt Securitization

On September 9, 2021, the Fund completed a $400 million term debt securitization (the “2021 Debt Securitization”) and the Fund owned $112 million of Class D and Subordinated Notes. The debt offered in the 2021 Debt Securitization (the “2021 CLO”) was issued by Silver Point SCF CLO I, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and was backed by a diversified portfolio of senior secured bonds and loans and second lien loans and senior secured bonds (see Note 6 to the consolidated financial statements for more details).

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

	March 31, 2025
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	6.02%
Class A-1a Notes	115.5	115.5	S+1.72%	6.02%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	6.25%
Class B Notes	24.0	24.0	S+2.10%	6.40%
Class C Notes	32.0	32.0	S+2.70%	7.00%
Total 2024 CLO	$304.0	$304.0		6.12%

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

Revolving Credit Facility

On October 17, 2017 and amended on April 14, 2023, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent (the "Facility Agent") and U.S. Bank National Association as collateral agent ("the Collateral Agent").

As of March 31, 2025, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 2.85% per annum. We also pay a commitment fee of

0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of March 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2025	December 31, 2024
First Lien Secured Debt	$50.8	$52.2
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$51.1	$52.5

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 200% asset coverage limitation. As of March 31, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

Dividends

On April 28, 2025, the Board declared a dividend of $0.33 per share and a supplemental dividend of $0.02 per share, payable on April 29, 2025, for Shareholders of record on March 31, 2025.

On April 28, 2025, the Board declared a dividend of $0.12 per share, payable on April 29, 2025, for Shareholders of record on April 25, 2025.

Dividend Reinvestment Plan

On April 14, 2025, the Board approved a dividend reinvestment plan (the “Reinvestment Plan”) for the Fund, pursuant to which the Fund reinvests all cash distributions declared by the Board on behalf of its Shareholders. Shareholders may elect to opt-out of the Reinvestment Plan anytime through an election form. The dividend reinvestment plan became effective for the Fund on May 1, 2025.

Revolving Credit Facility Amendment

On April 16, 2025, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into Amendment No. 20 (the "Amendment") to the Revolving Credit Facility with Deutsche Bank AG and the various other parties thereto. The Amendment, among other things, (i) reduces the applicable margin from 2.85% to 1.70%, (ii) extends the revolving period by three years and the Facility Termination Date to April 17, 2031 and (iii) includes adding a committed Optional Increased Facility Amount of $50,000,000.

Amended Investment Advisory Agreement

On April 30, 2025, the Fund convened a Special Meeting of Shareholders (the “Shareholder Meeting”). At the Shareholder Meeting, the Fund’s Shareholders voted and approved the Fourth Amended and Restated Investment Advisory Agreement (the “New Advisory Agreement”) between the Fund and the Adviser. Under the New Advisory Agreement, the management fee will be amended to 1.25% on the Fund’s net assets from 0.75% on the Fund’s aggregate net capital contributions. The income incentive compensation will be reduced to 12.50% from 15.00%, with the Hurdle Rate Amount reduced to 6.00%, annualized, from 7.00%, annualized. Further, the incentive fee on capital gains will also be reduced to 12.50% from 15.00%. The New Advisory Agreement became effective for the Fund on May 1, 2025.

Asset Coverage Requirements

At the Shareholder Meeting, the Fund’s Shareholders approved reducing the Fund’s asset coverage requirement from 200% to 150%. The reduction in the asset coverage ratio became effective for the Fund on May 1, 2025.

Liquidity Event

On April 30, 2025, the Fund entered into Liquidity Election Form agreements with each of its Shareholders (collectively the “Liquidity Election Forms”). The Liquidity Election Forms permitted each shareholder the ability to sell their respective amount of common shares of the Fund, in part or in whole, at the Fund’s net asset value as of April 30, 2025, to new investors (the “Liquidity Event”). Among the Shareholders signing Liquidity Election Forms were the Fund’s chief executive officer, president and a Trustee of the Fund. Due to the Liquidity Event, the Fund will not be required to begin winding up its affairs on June 30, 2025. It will be able to continue its operations perpetually and be offered on a continuous basis at a purchase price per share equal the Fund's net asset value as of the effective date of the share purchase.

Common Share Issuance

On April 30, 2025, the Fund issued 500 shares of common stock. The purchase price for all shares was $14.75 per share and the Fund received $7,375 of proceeds related to the issuance.

Notes Issuance

On April 30,2025, the Fund issued promissory notes, each with a principal amount of $3,000 (each a “Note” and collectively the “Notes”), to 500 individual investors, with the Fund receiving $1,492,500 of proceeds related to the notes issuance. The Fund will pay interest on the unpaid principal amount of the Notes at a rate of 12% per annum per Note payable annually in arrears. The Notes mature on April 30, 2055. Some or all of the Notes may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the Note, the Fund will pay on the date of such a one-time premium equal to $300 per Note.

Tax Election

On May 1, 2025, the Fund elected to be treated, and qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund would represent obligations of the investors.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its investors, for each taxable year, at least 90% of its investment company taxable income, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. As a RIC, the Fund will also be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner, for each taxable year, an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gains (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years.

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

As of March 31, 2025, approximately 97.1% of our total debt investments at fair value (or 97.0% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 98.0% of our performing debt investments based on fair value were effectively floating rate investments as of March 31, 2025. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	March 31, 2025
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$25.9	$(13.0)	$12.9
Up 200 basis points	17.3	(8.7)	8.6
Up 100 basis points	8.6	(4.3)	4.3
Up 50 basis points	4.3	(2.2)	2.1
Down 50 basis points	(4.3)	2.2	(2.1)
Down 100 basis points	(8.5)	4.3	(4.2)
Down 200 basis points	(16.5)	8.7	(7.8)
Down 300 basis points	(23.5)	13.0	(10.5)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in "Item 1A. Risk Factors" in our most recent annual report on Form 10-K, filed with the SEC on March 14, 2025 (our "Form 10-K"), each of which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Fund to accurately or reliably value its portfolio;
•
inability of the Fund to comply with certain asset coverage ratios that would prevent the Fund from paying dividends to shareholders and that could result breaches of covenants or events of default under our credit arrangements;
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Specialty Lending Fund

Date: May 13, 2025	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: May 13, 2025	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer