Form 10-Q
period 2025-06-30
Silver Point Specialty Lending Fund
filed 2025-08-12
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 37,566,942 shares of common stock, $0.001 par value per share, outstanding.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $890,722,940 and $865,232,646, respectively)	$876,733,679	$849,500,690
Non-controlled, affiliated investments (amortized cost of $23,914,016 and 8,032,091, respectively)	30,911,340	12,137,420
Controlled investments (amortized cost of $40,539,590 and $46,509,435, respectively)	20,043,518	29,407,547
Total investments, at fair value (amortized cost of $955,176,546 and $919,774,172, respectively)	927,688,537	891,045,657
Cash and cash equivalents	91,010,758	50,837,455
Restricted cash and cash equivalents	33,283,792	48,317,750
Foreign cash held at banks (cost of $14,020,574 and $22,244, respectively)	14,112,218	21,064
Receivable for unsettled transactions	223,233	10,906,345
Interest receivable	7,602,489	7,850,936
Incentive compensation clawback (Note 3)	—	7,025,114
Foreign currency forward contracts, at fair value	8,646	401,535
Interest rate swaps, at fair value	987,328	267,763
Due from broker	4,204,696	2,077,052
Deferred financing costs	869,458	161,667
Other assets	566,428	998,922
Total assets	$1,080,557,583	$1,019,911,260

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $3,077,951 and $3,554,749, respectively)	$463,365,384	$447,820,332
Payable for unsettled transactions	60,791,542	9,095,503
Due to broker	—	1,920,000
Interest payable	4,963,057	6,463,550
Management fees payable to an affiliate (Note 3)	1,242,009	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,133,102	2,854,790
Interest rate swaps, at fair value	189,972	78,603
Foreign currency forward contracts, at fair value	539,169	—
Other liabilities	3,199,027	3,325,295
Accrued expenses	2,876,124	2,410,523
Total liabilities	539,299,386	474,998,266

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 37,566,942 and 36,907,451 shares issued and outstanding, respectively	37,566	36,907
Paid-in-capital in excess of par	563,084,236	553,574,864
Distributable earnings (losses)	(21,863,605)	(8,698,777)
Total net assets	541,258,197	544,912,994
Total liabilities and net assets	$1,080,557,583	$1,019,911,260
Net asset value per share	$14.41	$14.76

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$24,501,747	$28,314,093	$50,008,865	$56,338,439
PIK interest income	1,354,905	1,500,442	2,511,006	3,042,454
Other income	11,251	13,378	30,094	26,472
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	98,814	360,517	284,789	721,188
PIK interest income	335,343	155,385	480,557	294,323
Controlled investments:
Interest income (excluding PIK interest)	122,249	317,426	320,853	645,503
PIK interest income	27,263	23,870	53,334	46,647
Total investment income	26,451,572	30,685,111	53,689,498	61,115,026

Expenses:
Interest and financing expenses	7,022,807	8,949,837	14,274,818	17,868,932
Management fee (Note 3)	1,466,705	1,029,670	2,496,375	2,059,340
Income incentive compensation (Note 3)	2,133,102	2,873,609	4,719,363	5,709,726
Incentive compensation clawback (Note 3)	(741,019)	(825,832)	(1,522,386)	(714,206)
Professional fees	1,119,633	711,954	1,667,158	1,321,235
Administration fees	548,271	558,437	953,564	1,116,874
Trustee fees	88,699	87,022	175,000	174,043
Other general and administrative expenses	476,682	480,598	946,869	1,110,856
Total expenses	12,114,880	13,865,295	23,710,761	28,646,800
Management fee waiver (Note 3)	(224,696)	—	(224,696)	—
Net expenses	11,890,184	13,865,295	23,486,065	28,646,800
Net investment income	14,561,388	16,819,816	30,203,433	32,468,226

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(9,642,346)	7,789,615	(11,450,247)	6,404,536
Non-controlled/affiliated investments	123,087	—	213,739	—
Controlled investments	—	—	—	(202,407)
Foreign currency transactions	155,774	(49,422)	173,619	(143,742)
Foreign currency forward contracts	(1,614,978)	483,594	(2,183,731)	382,879
Interest rate swaps	5,057	143,487	10,276	495,676
Total net realized gain (loss)	(10,973,406)	8,367,274	(13,236,344)	6,936,942
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,160,710	(11,603,046)	1,742,695	(8,291,854)
Non-controlled/affiliated investments	2,800,616	754,786	2,891,995	(19,226)
Controlled investments	(2,071,518)	(2,694,006)	(3,394,184)	(3,708,387)
Translation of assets and liabilities in foreign currencies	(8,040)	(24,040)	78,401	32,908
Foreign currency forward contracts	(546,035)	(144,668)	(932,058)	827,421
Interest rate swaps	(51,633)	127,733	(254,656)	61,697
Total net change in unrealized appreciation (depreciation)	3,284,100	(13,583,241)	132,193	(11,097,441)
Net gain (loss)	(7,689,306)	(5,215,967)	(13,104,151)	(4,160,499)
Net increase (decrease) in net assets resulting from operations	$6,872,082	$11,603,849	$17,099,282	$28,307,727
Net investment income per share (Basic and Dilutive)	$0.39	$0.46	$0.82	$0.88
Earnings per share (Basic and Dilutive)	$0.19	$0.31	$0.46	$0.77
Weighted average shares outstanding	37,072,574	36,907,451	37,001,807	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributiable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024	36,907,451	$36,907	$553,574,864	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,642,045	15,642,045
'Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,262,938)	(2,262,938)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(3,151,907)	(3,151,907)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2025:	36,907,451	$36,907	$553,574,864	$(11,389,185)	$542,222,586
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,561,388	14,561,388
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(10,973,406)	(10,973,406)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	3,284,100	3,284,100
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	659,491	659	9,509,372	—	9,510,031
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from net investment income	—	—	—	(17,346,502)	(17,346,502)
Balance at June 30, 2025:	37,566,942	$37,566	$563,084,236	$(21,863,605)	$541,258,197

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributiable Earnings (Losses)	Total Net Assets
Balance at December 31, 2023:	36,907,451	$36,907	$553,574,864	$(13,186,559)	$540,425,212
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,648,410	15,648,410
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,430,332)	(1,430,332)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	2,485,800	2,485,800
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2024:	36,907,451	$36,907	$553,574,864	$(9,400,289)	$544,211,482
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	16,819,816	16,819,816
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,367,274	8,367,274
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(13,583,241)	(13,583,241)
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at June 30, 2024:	36,907,451	$36,907	$553,574,864	$(10,714,048)	$542,897,723

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$17,099,282	$28,307,727
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(4,098,039)	(3,464,151)
Amortization of deferred financing costs and debt issuance costs	828,071	1,160,760
Payments for purchase of investments	(188,425,770)	(132,777,647)
Proceeds from sales, paydowns and resolutions of investments	148,929,824	79,352,165
Interest paid-in-kind	(3,044,897)	(3,383,424)
Net realized (gain) loss from investments	11,236,508	(6,202,129)
Net change in unrealized (appreciation) depreciation from investments	(1,240,506)	12,019,467
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	932,058	(827,421)
Net change in unrealized (appreciation) depreciation from interest rate swaps	254,656	(61,697)
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(50,360)	33,370
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	10,683,112	449,368
Interest receivable	248,447	173,196
Incentive compensation clawback	7,025,114	(714,206)
Due from broker	(2,127,644)	1,222,588
Other assets	432,494	(279,138)
Due to broker	(1,920,000)	—
Payable for unsettled transactions	51,696,039	(14,567,040)
Interest payable	(1,500,493)	52,471
Management fees payable to an affiliate	212,339	—
Income incentive compensation payable to an affiliate	(721,688)	(283,140)
Interest rate swaps accrual, net	(61,925)	573,883
Payable to Trustees	—	9,043
Other liabilities	(126,268)	150,751
Accrued expenses	465,601	(338,709)
Net cash provided by (used in) operating activities	46,725,955	(39,393,913)
Cash flows from financing activities
Proceeds from debt borrowings	26,292,625	27,400,000
Principal debt payments	(11,974,938)	(18,100,000)
Payment of deferred financing costs and debt issuance costs	(1,059,064)	—
Issuance of common shares	9,510,031	—
Dividends paid	(30,264,110)	(25,835,216)
Net cash provided by (used in) financing activities	(7,495,456)	(16,535,216)
Net increase (decrease)	39,230,499	(55,929,129)

Beginning of period balance(1)	99,176,269	119,269,475
End of period balance(1)	$138,406,768	$63,340,346
(1) Including Cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents

Supplemental cash flow information
Cash paid during the period for interest	$15,059,507	$16,048,448
Cash paid during the period for income taxes	$59,522	$70,156

	June 30,
	2025	2024
Cash and cash equivalents	$91,010,758	$42,975,485
Foreign cash held at banks	14,112,218	95,900
Restricted cash and cash equivalents	33,283,792	20,268,961
Total	$138,406,768	$63,340,346

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.83%	4/30/2025	5/1/2026	$8,969,922	$8,894,904	$8,886,277	1.64%
48Forty Solutions LLC⁽⁷⁾⁽²²⁾	1st Lien Term Loan	Transportation & Logistics	S+6.15%, 1.00% Floor	10.48	4/8/2022	11/30/2029	6,664,309	6,583,223	3,686,013	0.68
Accela Inc/US⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Government Services	S+5.00%, 0.75% Floor	9.33	9/1/2023	9/3/2030	10,569,628	10,416,769	10,468,259	1.93
Accela Inc/US⁽⁷⁾	1st Lien Delayed Draw Term Loan	Government Services	S+5.00%, 0.75% Floor	9.33	4/11/2025	9/3/2030	1,358,952	1,345,893	1,345,919	0.25
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Government Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(13,412)	(9,855)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.56	10/18/2021	3/26/2029	19,246,610	18,072,028	19,014,941	3.51
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.60%, 1.00% Floor	10.93	5/24/2022	5/24/2027	13,171,989	13,007,428	13,166,089	2.43
Allentown LLC⁽⁷⁾⁽⁹⁾⁽²³⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.48	4/22/2022	4/22/2027	11,590,319	11,404,064	11,261,184	2.08
Allentown LLC⁽⁷⁾⁽²³⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.48	4/22/2022	4/22/2027	1,727,976	1,711,735	1,678,906	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾⁽²³⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded)	13.50	4/22/2022	4/22/2027	1,171,445	99,939	81,669	0.02
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	9.28	5/2/2023	5/2/2030	5,749,065	5,617,364	5,722,742	1.06
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(11,886)	(4,649)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽¹⁸⁾⁽³³⁾	1st Lien Term Loan	Transportation & Logistics	11.50%	11.50	12/19/2023	6/30/2027	6,907,617	6,891,680	10,553,457	1.95
Amerijet Holdings Inc⁽⁷⁾⁽³³⁾	1st Lien Term Loan	Transportation & Logistics	S+7.26%, 1.00% Floor	11.59	12/28/2021	6/30/2027	13,437,492	13,352,814	12,218,039	2.26
Amerijet Holdings Inc⁽⁷⁾⁽³³⁾	1st Lien Revolver	Transportation & Logistics	S+7.26%, 1.00% Floor (0.50% on unfunded)	11.59	12/28/2021	6/30/2027	2,536,322	2,522,192	2,300,571	0.43
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽³²⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	10.77	5/26/2022	5/26/2028	2,177,394	2,154,237	2,156,269	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	15.06	5/24/2023	5/24/2028	10,509,535	10,380,217	10,188,709	1.88
Arctic Glacier Group Holdings⁽⁷⁾⁽¹⁵⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	15.07	5/24/2023	11/24/2027	845,393	835,649	821,847	0.15
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	11.21	11/7/2023	11/7/2029	4,132,682	4,039,782	4,082,304	0.75
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	9.36	11/7/2023	11/7/2029	€7,065,195	7,421,481	8,222,474	1.52
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.17	11/7/2023	11/7/2029	1,170,535	423,233	431,387	0.08
Asurion LLC⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+4.25%, 0.50% Floor	8.58	6/12/2025	9/19/2030	2,500,000	2,425,000	2,426,625	0.45
Atlas Sand Co LLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	6,068,138	6,010,072	5,995,321	1.11
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	10.33	3/19/2024	3/19/2031	2,119,510	2,091,923	2,105,404	0.39
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	10.33	3/19/2024	3/19/2031	4,817,068	4,756,408	4,785,009	0.88
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(9,440)	(5,034)	(0.00)
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.56	6/10/2021	6/11/2027	4,128,755	4,112,594	3,845,571	0.71
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.56	11/19/2021	6/11/2027	2,574,564	2,565,482	2,397,979	0.44
BEL USA LLC⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	11.48	12/13/2018	6/2/2026	8,821,421	8,719,947	3,270,173	0.60
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.56	2/19/2025	3/7/2031	14,132,092	13,897,530	14,131,385	2.61
Charter Nex US Inc	1st Lien Term Loan	Paper & Packaging	S+2.75%, 0.75% Floor	7.06	5/5/2025	12/2/2030	4,986,945	4,992,808	5,001,761	0.92
Circle Graphics Inc⁽⁷⁾⁽²⁵⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.81	6/30/2025	3/31/2029	10,398,207	9,863,089	9,861,140	1.82
Circle Graphics Inc⁽⁷⁾⁽²⁶⁾⁽³³⁾	1st Lien Term Loan	E-Commerce	S+3.76%, 4.00% Floor	8.32	6/30/2025	3/31/2029	9,951,953	6,605,609	6,605,609	1.22

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Conservice Midco LLC	1st Lien Term Loan	Utilities	S+3.00%	7.33%	5/6/2025	5/13/2030	$4,987,469	$4,993,703	$4,990,075	0.92%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+5.75%, 0.75% Floor	10.03	10/10/2023	10/10/2030	3,468,567	3,398,891	3,396,098	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Healthcare Technology	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(7,563)	(7,924)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.53	2/27/2023	2/27/2030	10,247,642	10,053,430	10,270,700	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(11,051)	2,080	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(10,791)	(1,721)	(0.00)
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	11.08	11/8/2023	11/8/2030	9,501,470	9,311,436	9,301,739	1.72
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(18,691)	(20,866)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽³³⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.82	12/19/2024	1/3/2031	8,679,743	8,643,451	8,740,501	1.61
Databricks Inc⁽⁶⁾⁽⁷⁾⁽³³⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031	1,859,945	—	13,020	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	12.37	8/30/2023	8/30/2027	18,106,616	17,778,572	17,582,547	3.25
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.32	11/15/2024	11/15/2029	2,498,501	2,454,576	2,475,037	0.46
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(4,226)	(2,268)	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	9.27	1/19/2024	1/20/2031	2,274,472	2,234,614	2,258,939	0.42
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	9.29	1/19/2024	1/20/2031	739,664	436,646	442,266	0.08
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(3,036)	(2,056)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.33	9/1/2023	9/4/2029	7,522,825	7,412,799	7,222,753	1.33
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/1/2023	9/4/2029	2,126,895	(14,945)	(84,854)	(0.02)
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.33	9/1/2023	9/4/2029	1,063,447	835,974	807,952	0.15
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	11.08	4/19/2023	4/19/2030	10,857,165	10,647,869	10,821,425	2.00
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	11.08	4/19/2023	4/19/2030	208,298	205,992	207,615	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	11.08	4/19/2023	4/19/2029	1,345,718	3,273	26,205	0.00
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	9.54	2/16/2024	8/11/2028	4,893,963	4,735,369	4,737,276	0.88
GOJO Industries Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁶⁾⁽³⁵⁾	1st Lien Term Loan	Consumer Products	S+9.50%, 2.50% Floor	13.83	10/26/2023	10/26/2028	18,436,311	18,076,437	18,942,675	3.50
Gopher Resource LLC⁽⁷⁾⁽⁹⁾⁽¹¹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00%, 1.00% Floor	11.30	10/4/2024	10/4/2029	15,210,330	14,815,731	14,942,364	2.76
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.31	10/4/2024	10/4/2029	1,199,019	1,048,465	1,057,994	0.20
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.76	7/16/2024	7/16/2029	10,432,413	10,168,678	10,202,900	1.89
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.78	7/16/2024	7/16/2029	8,199,740	2,953,650	2,973,947	0.55
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.27	10/17/2022	11/1/2025	14,610,366	14,583,712	14,045,002	2.59
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁴⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor	11.29	11/3/2021	11/5/2026	15,822,070	15,593,740	13,355,817	2.47
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽³⁰⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor (0.50% on unfunded)	0.50	11/3/2021	11/5/2026	1,244,402	(37,644)	87,108	0.02
Jaggaer LLC	1st Lien Term Loan	Software & Services	S+3.00%	8.33	5/6/2025	12/8/2031	7,481,250	7,496,836	7,511,631	1.39
Kaseya Inc	1st Lien Term Loan	Paper & Packaging	S+3.25%	7.58	5/5/2025	3/22/2032	7,481,250	7,459,607	7,508,145	1.39

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.82%	12/20/2023	11/9/2028	$4,567,374	$4,503,513	$4,531,153	0.84%
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(8,610)	(4,843)	0.00
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor	15.48	7/23/2021	7/23/2027	19,160,609	19,032,952	17,805,757	3.29
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(35,355)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	8.29	5/12/2025	8/11/2028	7,481,061	7,504,023	7,465,631	1.38
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.82	12/1/2022	5/29/2026	4,568,481	4,418,974	4,468,214	0.83
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	10.03	8/15/2024	8/27/2029	12,804,651	12,479,083	12,292,465	2.27
Lummus Technology Holdings V LLC	1st Lien Term Loan	Industrial Products & Services	S+3.00%	7.33	5/6/2025	12/31/2029	4,987,437	4,999,906	4,998,759	0.92
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.83	2/24/2025	2/24/2032	16,058,729	15,293,705	15,277,277	2.82
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032	2,408,809	(57,218)	(117,218)	(0.02)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	11.56	6/30/2021	7/15/2027	10,875,000	10,761,560	9,316,232	1.72
Medline Borrower LP	1st Lien Term Loan	Healthcare Equipment & Supplies	S+2.25%, 0.50% Floor	6.58	5/5/2025	10/23/2028	4,987,437	4,968,734	4,989,881	0.92
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	10.05	5/31/2023	5/31/2030	17,518,973	17,251,230	17,432,725	3.22
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(23,421)	(14,767)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽³³⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.51	6/30/2022	6/30/2029	9,143,333	9,054,107	9,054,901	1.67
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 1.00% Floor	9.82	5/17/2024	5/17/2030	6,900,386	6,783,848	6,672,673	1.23
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 1.00% Floor (0.25% on unfunded)	0.25	5/17/2024	5/17/2030	995,726	(16,720)	(32,859)	(0.01)
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁸⁾⁽³¹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	10/26/2020	4/3/2026	11,604,463	11,326,824	7,401,559	1.37
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁸⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	10/26/2020	4/3/2026	5,840,888	5,699,243	3,725,435	0.69
National Dentex Corp⁽⁷⁾⁽²⁰⁾⁽²⁸⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.15%, 1.00% Floor	16.45	10/29/2024	4/3/2026	2,768,116	580,738	1,765,560	0.33
National Dentex Corp⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	4/4/2024	4/3/2026	928,820	889,643	592,420	0.11
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽²¹⁾⁽²⁸⁾⁽³¹⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.15%, 1.00% Floor (0.50% on unfunded)	13.45	10/26/2020	4/3/2026	1,492,800	1,445,998	937,269	0.17
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.50	5/31/2024	5/31/2029	6,911,607	6,797,791	6,766,463	1.25
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	10.54	5/31/2024	5/31/2029	767,956	494,823	490,724	0.09
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+8.40%, 1.00% Floor	12.68	6/30/2023	6/30/2027	18,567,530	18,369,242	18,537,831	3.42
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Power Generation	S+6.00%, 1.00% Floor	10.33	8/30/2024	3/1/2027	16,222,025	15,884,549	16,108,471	2.98
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.83	5/23/2024	5/30/2029	14,780,679	14,831,192	14,980,219	2.77
Pro Mach Group Inc	1st Lien Term Loan	Software & Services	S+2.75%, 1.00% Floor	7.08	5/5/2025	8/31/2028	7,480,700	7,479,504	7,494,042	1.38
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 3.00% Floor	11.30	10/28/2024	10/29/2029	10,804,209	10,570,204	10,473,686	1.94
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	10.08	8/31/2023	9/3/2030	8,740,908	8,605,739	8,694,497	1.61
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	642,704	(8,397)	(3,811)	0.00
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.33	3/27/2023	3/27/2028	5,213,121	5,084,053	5,110,359	0.94
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	9.32	11/30/2023	3/27/2028	1,684,081	1,016,141	1,005,934	0.19
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.32	3/27/2023	3/27/2028	750,179	732,179	735,391	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(5,433)	(28,545)	(0.01)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(11,369)	(16,740)	0.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.33%	10/30/2024	10/30/2030	$6,761,346	$6,641,888	$6,636,981	1.23%
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	10/30/2024	10/30/2030	539,828	(9,766)	(9,918)	(0.00)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	11.32	6/21/2023	6/21/2029	12,210,042	11,940,299	11,769,257	2.17
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.31	6/21/2023	6/21/2029	1,164,025	721,866	701,038	0.13
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	9.05	2/18/2022	2/18/2029	4,253,705	4,200,863	4,239,237	0.78
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	1.00	2/18/2022	2/18/2029	472,634	(12,602)	(1,608)	0.00
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	9.05	2/18/2022	2/18/2029	236,317	97,845	99,316	0.02
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.00%, 1.00% Floor	10.30	9/11/2024	9/11/2029	13,400,803	13,105,310	13,213,192	2.44
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	11.32	10/15/2024	10/13/2029	18,007,015	17,530,104	17,527,174	3.24
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.78	5/11/2022	5/19/2028	6,606,601	6,394,842	5,351,346	0.99
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	10.29	7/2/2024	7/22/2027	14,592,315	14,393,823	14,409,593	2.66
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.29	7/2/2024	7/22/2027	3,195,169	1,560,145	1,553,572	0.29
Storable Inc	1st Lien Term Loan	Software & Services	S+3.25%	7.58	5/6/2025	4/16/2031	7,481,250	7,503,070	7,467,709	1.38
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.82	12/18/2024	12/18/2029	13,815,823	13,565,782	13,570,868	2.51
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	10.03	8/5/2024	8/5/2030	16,588,204	16,231,497	16,123,735	2.98
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	10.56	6/7/2025	6/7/2028	9,794,387	9,794,387	9,646,690	1.78
Telestream 2 LLC⁽⁶⁾⁽⁷⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (2.00% on unfunded)	2.00	6/7/2025	6/7/2028	425,843	(20,826)	—	0.00
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.17	1/12/2024	1/11/2030	15,161,402	14,859,380	14,860,106	2.75
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, 1.00% Floor (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(56,563)	(118,933)	(0.02)
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.30	3/1/2024	3/1/2030	15,749,600	15,265,399	15,653,868	2.89
TransDigm Inc⁽¹⁰⁾	1st Lien Term Loan	Aerospace & Defense	S+2.75%	7.05	5/5/2025	3/22/2030	7,481,061	7,499,723	7,505,711	1.39
UKG Inc	1st Lien Term Loan	Software & Services	S+3.00%	7.31	5/5/2025	2/10/2031	7,481,108	7,493,343	7,506,353	1.39
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.53	4/30/2024	4/30/2031	8,556,135	8,446,375	8,513,355	1.57
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.57	4/30/2024	4/30/2031	3,167,943	430,059	437,049	0.08
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.58	4/30/2024	4/30/2030	1,189,075	500,906	503,375	0.09
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	11.78	1/12/2023	4/5/2029	11,192,878	10,962,391	10,923,660	2.02
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+4.75%, 0.50% Floor	9.05	9/27/2024	9/27/2031	5,155,956	5,117,190	5,152,166	0.95
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Business Services	S+4.75%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	519,623	(9,579)	(382)	0.00
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹³⁾	1st Lien Term Loan	Consumer Products	S+10.00%, 1.00% Floor	14.26	5/13/2022	5/13/2027	8,063,581	7,910,999	7,983,578	1.48
Wrangler Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.32	7/7/2023	9/20/2029	13,748,933	13,469,308	13,629,987	2.52
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.27	9/20/2024	9/20/2029	1,118,895	746,832	745,598	0.14
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(26,936)	(12,960)	(0.00)
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.80	5/6/2025	5/6/2032	8,864,093	8,732,045	8,731,555	1.61
Xactus LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	718,711	(10,450)	(10,627)	(0.00)
Total United States of America 1st Lien/Secured Loans								818,113,139	803,670,648	148.51
Australia
Ardonagh Group Finco Pty Ltd⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+2.75%	7.04	5/5/2025	2/18/2031	4,987,500	4,926,035	4,942,301	0.91
Total Australia 1st Lien/Secured Loans								4,926,035	4,942,301	0.91

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.56%	12/18/2024	12/18/2030	$10,414,534	$10,305,369	$10,384,176	1.92%
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030	1,422,136	(17,389)	(17,066)	(0.00)
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.82	5/22/2024	5/22/2030	12,671,237	12,509,043	12,582,538	2.32
Source Energy Services Ltd⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.25%, 4.25% Floor (3.00% on unfunded)	3.00	12/20/2024	12/20/2029	442,137	(13,938)	(10,523)	(0.00)
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.57	12/20/2024	12/20/2029	2,286,487	2,213,611	2,232,066	0.41
Total Canada 1st Lien/Secured Loans								24,996,696	25,171,191	4.65
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.68	12/3/2021	12/15/2026	4,004,474	3,977,955	3,732,170	0.69
Total Netherlands 1st Lien/Secured Loans								3,977,955	3,732,170	0.69
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.96	1/26/2024	2/6/2030	£4,051,625	5,039,297	5,436,060	1.00
Total United Kingdom 1st Lien/Secured Loans								5,039,297	5,436,060	1.00
Total 1st Lien/Secured Loans								857,053,122	842,952,370	155.76
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.06	6/10/2021	6/11/2028	3,333,333	3,307,639	2,413,700	0.45
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.06	11/19/2021	6/11/2028	2,572,287	2,552,151	1,862,618	0.34
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	11.30	1/22/2025	1/22/2030	11,494,239	11,222,349	11,126,423	2.06
Total United States of America 2nd Lien Term Loan								17,082,139	15,402,741	2.85
Total 2nd Lien/Secured Loans								17,082,139	15,402,741	2.85
Equities
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁸⁾	Common Equities	Transportation & Logistics	N/A	N/A	11/11/2024	N/A	872	—	—	—
Beauty Health Co⁽²⁸⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,744,709	0.32
Circle Graphics Parent, LP⁽⁷⁾⁽²⁸⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	0.00
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	313,577	288,020	0.05
Telestream 2 LLC⁽⁷⁾⁽²⁸⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	3,748,270	0.69
Total United States of America Equities								4,358,273	5,780,999	1.06
Total Equities								4,358,273	5,780,999	1.06
Senior Secured Debt
United States of America
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Gaming & Entertainment	6.00%	6.00	6/11/2025	6/9/2030	£9,151,000	12,229,406	12,597,569	2.33
Total United States of America Senior Secured Debt								12,229,406	12,597,569	2.33
Total Senior Secured Debt								12,229,406	12,597,569	2.33
Total Non-Controlled/Non-Affiliated Investments								890,722,940	876,733,679	162.00%
Non-Controlled/Affiliated Investments
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁴⁾⁽³⁵⁾	Senior Secured Debt	Industrial Products & Services	S+8.00%	12.30	1/31/2025	1/31/2030	5,847,430	5,819,261	5,847,430	1.08
Total United States of America Senior Secured Debt								5,819,261	5,847,430	1.08
Total Senior Secured Debt								5,819,261	5,847,430	1.08

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁷⁾⁽³⁵⁾	Senior Unsecured Debt	Industrial Products & Services	6.00%	6.00%	1/31/2025	1/31/2033	4,195,024	$6,406,376	$6,334,487	1.17%
Total United States of America Unsecured Debt								6,406,376	6,334,487	1.17
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽¹⁷⁾⁽³⁵⁾	Subordinated Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€3,845,973	4,228,810	11,333,117	2.09
Total Luxembourg Unsecured Debt								4,228,810	11,333,117	2.09
Total Unsecured Debt								10,635,186	17,667,604	3.26
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁸⁾⁽³⁵⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,396,306	1.37
Total Equities								7,459,569	7,396,306	1.37
Total Non-Controlled/Affiliated Investments								23,914,016	30,911,340	5.71%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁶⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.38	6/28/2021	7/1/2025	1,432,989	1,432,989	1,432,917	0.26
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁶⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.38	6/28/2021	7/1/2025	6,125,000	6,125,000	6,035,882	1.12
Total 1st Lien/Secured Loans								7,557,989	7,468,799	1.38
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	990,850	0.18
Total Equities								14,608,750	990,850	0.18
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹³⁾⁽³⁶⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.00	12/7/2019	12/6/2026	$624,835	624,835	497,556	0.09
Total Trust Interest								3,778,309	1,467,056	0.27
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾⁽³⁶⁾	Real Estate Properties	Telecommunications	N/A	N/A	8/22/2023	N/A	100%	14,594,542	10,116,813	1.87
Total Real Estate Properties								14,594,542	10,116,813	1.87
Total Controlled Investments								40,539,590	20,043,518	3.70%
Total Investments, June 30, 2025								$955,176,546	$927,688,537	171.41%
Cash Equivalents and Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						105,914,964	105,914,964	105,914,964	19.57
Total Cash Equivalents and Restricted Cash Equivalents								$105,914,964	$105,914,964	19.57%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on June 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of June 30, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $21.8 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $41.4 million; the net unrealized depreciation was $19.6 million; the aggregate tax cost of securities for Federal income tax purposes was $947.3 million.
(5)
Percentage is based on net assets of $541,258,197 as of June 30, 2025.
(6)
The investment has an unfunded commitment as of June 30, 2025 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $142.2 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $395.8 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2025, qualifying assets totaled 80.3% of the Fund’s total assets.
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
(19)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 5.50%.
(20)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+12.15%.
(21)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+9.15%.
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
(24)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+8.00%.
(25)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+3.25%.
(26)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is S+3.76%.
(27)
The underlying credit agreement or indenture contains a PIK provision, whereby the issuer has either the option or the obligation to make a portion of the interest payments with the issuance of additional investments. The PIK portion of the coupon is 6.00%.
(28)
Represents a non-income producing investment.
(29)
The negative fair value is the result of the original discount on the loan.
(30)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(31)
Investment, representing 3.6% of cost and 2.4% of fair value, respectively, was on non-accrual status as of June 30, 2025, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

(32)
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
(33)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities or other term loans referenced in the credit agreement receiving priority with respect to payment of principal and interest.
(34)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(35)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of June 30, 2025, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Debt		$4,100,660	$—	$(4,336,480)	$22,081	$213,739	$—	$319,459	$—	€-
Takko Fashion Sarl	Unsecured Debt	†	8,036,760	319,460	—	2,976,897	—	11,333,117	79,974	—	€3,845,973
Wesco Aircraft Holdings Inc	Secured Debt		—	5,819,261	—	28,169	—	5,847,430	261,037	—	5,847,430
Wesco Aircraft Holdings Inc	Unsecured Debt		—	6,406,376	—	(71,889)	—	6,334,487	104,876	—	4,195,024
Wesco Aircraft Holdings Inc	Equities		—	7,459,569	—	(63,263)	—	7,396,306	—	—	195,566
Total			$12,137,420	$20,004,666	$(4,336,480)	$2,891,995	$213,739	$30,911,340	$765,346	$—

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

† At June 30, 2025, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(36)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$12,808,845	$184,402	$—	$(2,876,434)	$—	$10,116,813	$—	$—	100%
SP-CREH 19 Highline LLC	Secured Loans	7,639,424	—	(6,207,581)	1,074	—	1,432,917	125,984	—	$1,432,989
SP-CREH 19 Highline LLC	Secured Loans	5,970,038	—	—	65,844	—	6,035,882	195,139	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	1,564,654	—	—	(573,804)	—	990,850	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	455,086	53,334	—	(10,864)	—	497,556	53,064	—	$624,835
Total		$29,407,547	$237,736	$(6,207,581)	$(3,394,184)	$—	$20,043,518	$374,187	$—

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

(37)
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2025 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	$—	$(107,097)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	107,090
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$5,900,000	(2,048)	(82,875)
Total										(82,882)
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	880,238
Total										880,238
Total Interest Rate Swaps										$797,356
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased	Amount Sold	Fair Value
Derivative Counterparty
Bank of America	9/29/2025	C$	300,622	$219,710	2,186
Bank of America	9/30/2025		€278,096	$323,281	6,460
Bank of America	9/30/2025		$1,572,922	€1,347,932	(25,331)
Bank of America	9/30/2025		$19,873,561	€16,989,535	(271,061)
Bank of America	9/30/2025		$12,304,181	£9,100,000	(199,202)
Bank of America	9/30/2025		$5,499,120	£4,033,990	(43,575)
Total					$(530,523)

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

In 2023, the Fund extended its investment period through June 30, 2025. Following the extension, the Fund was required to provide the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”) with the opportunity to sell their shares at a price not less than a net asset value per share prior to June 30, 2025 or the Fund would have begin winding up its affairs. In 2025, the Board approved allowing Shareholders liquidity by permitting them the ability to sell their respective shares, in part or in whole, to new investors at the Fund’s net asset value per share as of April 30, 2025 pursuant to liquidity election forms (the “Liquidity Event”). The Liquidity Event was facilitated through an independent liquidity escrow trust, a Maryland Statutory Trust that initially purchased the shares transferred in the Liquidity Event on behalf of certain third party purchasers. Due to the Liquidity Event, the Fund may perpetually continue its operations.

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of June 30, 2025 and for each of the three and six months ended June 30, 2025 and June 30, 2024 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2024. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Silver Point SCF CLO IV, Ltd., Silver Point SCF CLO IV, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund's investments in the portfolio companies (including its investments held by consolidated subsidiaries) are listed on the Fund's consolidated statements of assets and liabilities, as investments at fair value.

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

Cash and Cash Equivalents

Cash on deposit at a major financial institution is included in cash and cash equivalents in the consolidated statements of assets and liabilities. Cash equivalents consist of highly liquid assets, such as money market funds. As of June 30, 2025 and December 31, 2024, cash was $16.0 million and $10.7 million, respectively, and cash equivalents were $75.0 million and $40.1 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $0.9 million and $0.9 million, respectively, and is included in interest income on the consolidated statements of operations. For the six months ended June 30, 2025 and 2024, interest income generated by cash and cash equivalents and restricted cash and cash equivalents was approximately $1.7 million and $2.0 million, respectively. At times, cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

Foreign Cash Held at Banks

Cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the Fund's credit facilities (Note 6). Restricted cash on deposit at a major financial institution is included in restricted cash and cash equivalents in the consolidated statements of assets and liabilities. Restricted cash equivalents consist of highly liquid investments, such as money market funds. As of June 30, 2025 and December 31, 2024, restricted cash was $2.4 million and $6.0 million, respectively, and restricted cash equivalents were $30.9 million and $42.4 million, respectively. At times, restricted cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits.Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to the terms of the underlying credit facilities.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of June 30, 2025 and December 31, 2024, due from broker consists of approximately $4.2 million and $2.1 million, respectively, of cash collateral. As of June 30, 2025 and December 31, 2024, due to broker consists of approximately $0.0 million and $(1.9) million, respectively, of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended June 30, 2025 and 2024, non-cash interest income related to such accretion amounted to $2.2 million and $1.7 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, non-cash interest income related to such accretion amounted to $4.1 million and $3.5 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of June 30, 2025 and December 31, 2024. Cash equivalents primarily consist of money market funds valued at their net asset value per share.

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

Income Taxes

The Fund intends to elect, effective as of May 1, 2025, to be treated, and qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund will generally not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its investment company taxable income, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. As a RIC, the Fund will also be subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner, for each taxable year, an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gains (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieves the Fund from corporate-level U.S. federal income taxes.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year. To the extent that the Fund determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Fund will be subject to a nondeductible 4% U.S. federal excise tax on estimated excess taxable income.

For three and six months ended June 30, 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and six months ended June 30, 2025 and June 30, 2024, the Fund did not incur any non-U.S. tax expenses.

During the period when the Fund was treated as a partnership for U.S. federal income tax purposes, IRS audits and adjustments were conducted at the Fund level, with the Fund potentially responsible for taxes (and associated interest and penalties) resulting from such adjustments. In certain cases, the Fund could elect to have the tax assessed or collected at the investor level. In the event of an audit, partnership audit rules and elections could significantly affect the amount and timing of tax (and associated interest and penalties) that is required to be borne by the Fund and its investors (including former investors).

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and six months ended June 30, 2025 and June 30, 2024, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2021. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and six months ended June 30, 2025 and June 30, 2024, there were no material interest and penalties.

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

3.
Significant Agreements and Related Party Transactions

The Fund is party to a fourth amended and restated advisory agreement, entered into on April 30, 2025 (the "Advisory Agreement") pursuant to which the Fund agrees to pay the Adviser a fee for its investment advisory and management services

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

consisting of a management fee (the "Management Fee") and incentive compensation (the "Incentive Compensation"), which are ultimately borne by the Shareholders.

Management Fee

The Management Fee is calculated at an annual rate of 1.25% (0.3125% per quarter) of the Fund's net assets on the last day of each calendar quarter, payable quarterly in arrears. The Adviser has agreed to waive 0.25% of the management fee from May 1, 2025 to May 1, 2027.

For the period from October 31, 2021 to April 30, 2025, the Management Fee was calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter.

At June 30, 2025 and December 31, 2024, management fees payable were $1.2 million and $1.0 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, the Management Fees incurred were $1.5 million and $1.0 million, respectively. For the six months ended June 30, 2025 and 2024, the Management Fees incurred were $2.5 million and $2.1 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, the Management Fees waived were $0.2 million and $0.0 million, respectively. For the six months ended June 30, 2025 and 2024, the Management Fees waived were $0.2 million and $0.0 million, respectively.

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income (“Income Incentive Fee”), and a portion is based on capital gains (“Incentive Fee on Capital Gains”).

Income Incentive Fee

(i) Income Incentive Fee - Effective May 1, 2025

The Income Incentive Fee is calculated and payable to the Adviser quarterly in arrears based on the Pre-Incentive Fee Net Investment Income generated by the Fund. For this purpose, “Pre-Incentive Fee Net Investment Income” means dividends (including reinvested dividends), interest and fee income accrued by the Fund during the calendar quarter, minus the Fund’s accrued operating expenses for the quarter (including the Management Fee, expenses payable under any Administration Agreement, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind interest and zero coupon securities), accrued income that the Fund may not have received in cash. Pre-Incentive Fee Net Investment Income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges and other expenses paid by the Fund to the derivative or swap counterparty). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses and unrealized capital appreciation or depreciation.

The Income Incentive Fee, if any, is calculated and paid quarterly in arrears based on a percentage of the amount by which Pre-Incentive Fee Net Investment Income in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”) exceeds the Hurdle Rate Amount (as defined below) in respect of the Trailing Twelve Quarters. The “Hurdle Rate Amount” is determined on a quarterly basis, and is calculated by multiplying 1.50% (6.00% annualized) by the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The amount of Income Incentive Fee paid to the Adviser for a particular calendar quarter will equal the excess, if any, of the Income Incentive Fee so calculated less the aggregate Income Incentive Fee that was paid to the Adviser in the preceding eleven calendar quarters comprising the relevant Trailing Twelve Quarters. Income Incentive Fee for each calendar quarter is calculated as follows:

•
No amount in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters does not exceed the Hurdle Rate Amount;
•
100% of the Fund’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Rate Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7143% (6.8571% annualized) and the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

•
For any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, 12.5% of the amount of the Fund’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the Catch-Up Amount for such Trailing Twelve Quarters.

These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and shall be appropriately prorated for any period of less than three months.

(ii) Income Incentive Compensation - October 31, 2021 to April 30, 2025

For the period from October 31, 2021 to April 30, 2025, the income Incentive Compensation was calculated and payable to the Adviser quarterly in arrears based on the amount by which Pre-Incentive Compensation Net Investment Income (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (the "Trailing Twelve Quarters") exceeds the Hurdle Rate Amount (as defined below). The amount of Income Incentive Compensation paid to the Adviser for a particular calendar quarter equals the excess, if any, of the Income Incentive Compensation so calculated less the aggregate Income Incentive Compensation that was paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. Income Incentive Compensation is calculated and paid as follows:

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

At June 30, 2025 and December 31, 2024, Income Incentive Fee payable was $2.1 million and $2.9 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, the Income Incentive Fee was $2.1 million and $2.9 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Income Incentive Fee was $4.7 million and $5.7 million, respectively.

Incentive Fee on Capital Gains

(i) Incentive Fee on Capital Gains - Effective May 1, 2025

The Incentive Fee on Capital Gains is determined in arrears at the end of each Fiscal Year and is equal to 12.5% of the Fund’s cumulative capital gains (without giving consideration to any unrealized gains) subsequent to the Liquidity Event through the end of such Fiscal Year, less amounts previously paid subsequent to the Liquidity Event.

(ii) Capital Gains Incentive Compensation - October 31, 2021 to April 30, 2025

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

For the period from October 31, 2021 to April 30, 2025, Capital Gains Incentive Compensation was determined in arrears at the end of each Fiscal Year and was equal to 15% of the Fund’s cumulative capital gains (without giving consideration to any unrealized gains) since inception through the Liquidity Event, less the amount of any Capital Gains Incentive Compensation previously paid.

Under U.S. GAAP, the Fund is required to accrue any Incentive Fee on Capital Gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each reporting period. In calculating the accrual for the Incentive Fee on Capital Gains, the Fund considers the cumulative aggregate unrealized capital appreciation in the calculation, because the Incentive Fee on Capital Gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. There can be no assurance that such unrealized capital appreciation will be realized in the future and therefore the corresponding accrued Incentive Fee on Capital Gains for U.S. GAAP purposes may be reversed accordingly.

For the three and six months ended June 30, 2025 and June 30, 2024, there was no Incentive Fee on Capital Gains.

Incentive Compensation Clawback

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Prior to the Liquidity Event, if the Fund was to wind down its affairs and complete final distributions to Shareholders, the Adviser was obligated to pay the Fund an amount equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination (the "Clawback Amount"). In connection with, the Liquidity Event, the Adviser paid $8.5 million to the Fund to satisfy the Clawback Amount accrued as of the Liquidity Event, and will no longer be obligated to pay a Clawback Amount for any period after the Liquidity Event.

On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $7.0 million, at December 31, 2024, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the three months ended June 30, 2025 and 2024, the change in Clawback Amount was $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, the change in Clawback Amount was $1.5 million and $0.7 million, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended June 30, 2025 and June 30, 2024, the Fund incurred approximately $0.4 million and $0.5 million, respectively, in related party administration fees. For the six months ended June 30, 2025 and 2024, the Fund incurred approximately $0.7 million and $0.9 million, respectively. As of June 30, 2025 and December 31, 2024, the related party administration fee payables were $0.4 million and $1.0 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of June 30, 2025 the Fund owed less than $0.1 million from an affiliate. As of December 31, 2024, the Fund was owed less than $0.1 million to an affiliate.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$882,659,778	$868,866,168	93.66%	$876,955,559	$860,212,364	96.54%
Second lien debt	17,082,139	15,402,741	1.66	5,851,820	5,135,575	0.58
Unsecured debt	10,635,186	17,667,604	1.90	3,909,351	8,036,760	0.90
Equities	26,426,592	14,168,155	1.53	14,922,327	3,427,527	0.38
Real estate properties	14,594,542	10,116,813	1.09	14,410,140	12,808,845	1.44
Trust interest	3,778,309	1,467,056	0.16	3,724,975	1,424,586	0.16
Total	$955,176,546	$927,688,537	100.00%	$919,774,172	$891,045,657	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At June 30, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 5.3% of the investment portfolio, respectively. At December 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.6% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	June 30, 2025			December 31, 2024
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$20,507,151	$20,671,800	2.23%	$45,540,104	$45,623,118	5.12%
Automobiles & Components	15,953,968	15,963,165	1.72	19,406,634	19,567,821	2.20
Business Services	37,506,712	38,605,746	4.16	45,408,746	46,722,292	5.24
Commercial Services	9,377,340	9,453,779	1.02	9,151,816	9,263,700	1.04
Consumer Apparel	10,761,560	9,316,232	1.00	10,879,328	9,460,828	1.06
Consumer Brands	4,735,369	4,737,276	0.51	4,735,345	4,778,687	0.54
Consumer Products	25,987,436	26,926,253	2.90	26,572,439	27,451,180	3.08
Consumer Services	—	1,744,709	0.19	—	1,452,401	0.16
E-Commerce	25,188,645	19,736,922	2.13	31,681,893	25,617,170	2.87
Education	7,504,023	7,465,631	0.80	—	—	—
Energy	11,222,349	11,126,423	1.20	—	—	—
Environmental Solutions	15,864,196	16,000,358	1.72	15,603,000	15,594,785	1.75
Fitness & Leisure	14,831,192	14,980,219	1.61	10,689,826	11,019,232	1.24
Food & Beverage	26,452,353	26,170,615	2.82	10,184,494	9,964,578	1.12
Gaming & Entertainment	27,574,072	28,417,805	3.06	12,677,614	12,756,535	1.43
Government Services	11,749,250	11,804,323	1.27	10,412,630	10,496,974	1.18
Healthcare Equipment & Supplies	18,184,472	18,011,640	1.94	13,452,288	13,445,474	1.51
Healthcare Providers & Services	60,567,371	51,767,414	5.58	59,051,706	54,807,953	6.15
Healthcare Technology	16,513,656	16,565,021	1.79	16,732,001	16,796,811	1.89
Industrial Products & Services	68,879,269	68,841,988	7.42	72,711,060	71,759,336	8.05
Industrial Real Estate	—	—	—	5,044,082	5,023,214	0.56
Insurance & Insurance Services	19,830,118	19,661,391	2.12	12,601,730	12,646,297	1.42
Manufacturing	—	—	—	8,248,666	8,491,346	0.95
Media: Diversified & Production	21,259,507	21,160,981	2.28	21,410,976	21,204,573	2.38
Multi-Family	22,166,739	8,459,649	0.91	28,374,320	15,174,116	1.70
Oilfield Services	36,117,872	36,171,229	3.90	30,200,315	30,429,425	3.42
Paper & Packaging	47,786,703	46,872,769	5.05	49,653,490	46,887,093	5.26
Pharmaceuticals & Life Sciences	15,556,096	13,442,925	1.45	30,755,017	28,204,141	3.17
Power Generation	15,884,549	16,108,471	1.74	16,711,504	16,784,859	1.88
Professional Services	20,817,972	21,011,581	2.26	19,627,367	19,925,967	2.24
Utilities	4,993,703	4,990,075	0.54	—	—	—
Real Estate Development & Management	27,897,590	27,399,493	2.95	25,857,920	25,766,625	2.89
Software & Services	116,331,777	116,470,383	12.55	88,131,797	87,300,854	9.80
Specialty Chemicals	9,082,472	9,099,832	0.98	10,341,858	10,281,804	1.15
Specialty Retail	37,990,411	44,984,026	4.85	41,881,575	46,053,641	5.17
Technology	60,104,418	61,097,607	6.59	45,828,563	45,997,815	5.16
Technology Hardware & Equipment	17,778,572	17,582,547	1.90	18,319,538	18,258,574	2.05
Telecommunications	19,089,445	14,643,123	1.58	18,915,705	17,313,343	1.94
Transportation & Logistics	29,349,909	28,758,080	3.10	29,253,850	27,298,509	3.06
Other	3,778,309	1,467,056	0.18	3,724,975	1,424,586	0.17
Total	$955,176,546	$927,688,537	100.00%	$919,774,172	$891,045,657	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of June 30, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	June 30, 2025			December 31, 2024
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,926,035	$4,942,301	0.53%	$6,250,605	$6,562,777	0.74%
Canada	24,996,696	25,171,191	2.71	22,401,729	22,639,890	2.54
Germany	—	—	—	4,122,740	4,100,660	0.46
Luxembourg	4,228,810	11,333,117	1.22	3,909,351	8,036,760	0.90
Netherlands	3,977,955	3,732,170	0.40	3,989,999	3,960,091	0.44
United Kingdom	5,039,297	5,436,060	0.59	5,100,651	5,018,589	0.56
United States of America	912,007,753	877,073,698	94.55	873,999,097	840,726,890	94.36
Total	$955,176,546	$927,688,537	100.00%	$919,774,172	$891,045,657	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of June 30, 2025.

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$132,133,062	$733,690,848	$865,823,910
Secured debt	—	12,597,569	5,847,430	18,444,999
Unsecured debt	—	11,333,117	6,334,487	17,667,604
Equities	1,744,709	—	12,423,446	14,168,155
Trust interest	—	—	1,467,056	1,467,056
Real estate properties	—	—	10,116,813	10,116,813
Total investments	$1,744,709	$156,063,748	$769,880,080	$927,688,537

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$105,914,964	$—	$—	$105,914,964
Total	$105,914,964	$—	$—	$105,914,964

Derivative Assets
Interest rate swaps	$—	$987,328	$—	$987,328
Foreign currency forward contracts	—	8,646	—	8,646
Total	$—	$995,974	$—	$995,974

Derivative Liabilities
Interest rate swaps	$—	$(189,972)	$—	$(189,972)
Foreign currency forward contracts	—	(539,169)	—	(539,169)
Total	$—	$(729,141)	$—	$(729,141)

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

The following table includes a roll forward of the amounts for the three months ended June 30, 2025 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at April 1, 2025	$791,344,437	$6,334,487	$9,242,094	$1,445,347	$11,662,754	$820,029,119
Transfer in(1)	5,526,488	—	—	—	—	5,526,488
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,873,440	—	—	—	—	1,873,440
Interest paid-in-kind	1,534,143	—	—	27,263	—	1,561,406
Purchases(2)	36,746,280	—	4,044,695	—	74,837	40,865,812
Sales, paydowns and resolutions(2)	(87,775,906)	—	—	—	—	(87,775,906)
Net realized gain/(loss)	(9,543,694)	—	—	—	—	(9,543,694)
Net change in unrealized appreciation/(depreciation)	(166,910)	—	(863,343)	(5,554)	(1,620,778)	(2,656,585)
Balance at June 30, 2025	$739,538,278	$6,334,487	$12,423,446	$1,467,056	$10,116,813	$769,880,080
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$(4,586,861)	$—	$(863,343)	$(5,554)	$(1,620,778)	$(7,076,536)
(1)
There was one investment transferred from level 2 to level 3 due to a lack of observable market data.
(2)
There was no investment transferred out of level 3.
(3)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the six months ended June 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2025	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Transfer in(1)	—	—	—	—	—	—
Transfer out(2)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	3,699,767	—	—	—	—	3,699,767
Interest paid-in-kind	2,365,367	—	—	53,334	—	2,418,701
Purchases(3)	95,464,438	6,406,376	11,504,264	—	184,402	113,559,480
Sales, paydowns and resolutions(3)	(131,263,963)	—	—	—	—	(131,263,963)
Net realized gain/(loss)	(9,569,645)	—	—	—	—	(9,569,645)
Net change in unrealized appreciation/(depreciation)	(2,063,525)	(71,889)	(1,055,944)	(10,864)	(2,876,434)	(6,078,656)
Balance at June 30, 2025	$739,538,278	$6,334,487	$12,423,446	$1,467,056	$10,116,813	$769,880,080
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$(5,928,045)	$(71,889)	$(1,055,944)	$(10,864)	$(2,876,434)	$(9,943,176)
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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at June 30, 2025	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$699,962,340	Income Approach	Yield	4.9% - 27.8% (12.2%)	Decrease
			Expected Term(2)	0.1 yrs. - 0.4 yrs. (0.3 yrs.)	Decrease
	17,607,205	Recent Transaction	N/A	N/A	N/A
	21,968,733	Market Comparables	Market Multiple	0.7x - 9.5x (2.6x)	Increase
Unsecured Debt	6,334,487	Market Comparables	Market Multiple	10.2x	Increase
Equities	990,850	Income Approach	Discount Rate	19.0%	Decrease
			Expected Term(2)	0.7 yrs.	Decrease
	11,432,596	Market Comparables	Market Multiple	4.0x - 10.2x (9.1x)	Increase
Real Estate Property	10,116,813	Income Approach	Discount Rate	14.5%	Decrease
			Expected Term(2)	1.0 yr.	Decrease
Trust Interest	1,467,056	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$769,880,080
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of June 30, 2025.

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
6.
Debt

In February 2025, the Board approved reducing the Fund's asset coverage requirements from 200% to 150% and in April 2025, the Fund's Shareholders approved the reduction at a Special Meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

senior securities at the end of the period. As of June 30, 2025 and December 31, 2024, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 216% and 221%, respectively.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $100 million. Prior to April 16, 2025, the facility termination date for the Revolving Credit Facility was April 17, 2028. The interest rate was 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

On April 16, 2025, the Fund entered into Amendment No. 20 to the Revolving Credit Facility ("Amendment No. 20"). Amendment No. 20, (i) reduced the applicable margin from 2.85% to 1.70%, (ii) extended the revolving period by three years and the facility termination date to April 17, 2031 and (iii) added a committed Optional Increased Facility Amount of $50,000,000.

As of June 30, 2025 and December 31, 2024, $15.4 million and approximately $2.6 million, respectively, of the Revolving Credit Facility was outstanding.

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

The 2024 CLO consists of the following:

	June 30, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,345,747	$100,130,000	S+1.72%	5.98%
Class A-1a Notes	115,500,000	115,500,000	114,744,338	115,650,150	S+1.72%	5.98%
Class A-1b Notes	16,500,000	16,500,000	16,392,048	16,234,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,895,320	16,083,200	S+1.95%	6.21%
Class B Notes	24,000,000	24,000,000	23,842,979	24,151,200	S+2.10%	6.36%
Class C Notes	32,000,000	32,000,000	31,790,639	32,313,600	S+2.70%	6.96%
Total 2024 CLO	$304,000,000	$304,000,000	$302,011,072	$304,562,500		6.07%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,259,304	$100,830,000	S+1.72%	6.38%
Class A-1a Notes	115,500,000	115,500,000	114,644,497	116,458,650	S+1.72%	6.38%
Class A-1b Notes	16,500,000	16,500,000	16,377,785	16,564,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,881,489	16,078,400	S+1.95%	6.61%
Class B Notes	24,000,000	24,000,000	23,822,233	24,168,000	S+2.10%	6.76%
Class C Notes	32,000,000	32,000,000	31,762,977	32,224,000	S+2.70%	7.36%
Total 2024 CLO	$304,000,000	$304,000,000	$301,748,285	$306,323,400		6.45%
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

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund's investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. In October 2024, the Fund simultaneously closed out these swaps and entered into a succeeding $145 million interest rate swap with a maturity date of November 4, 2026. For all swaps entered into in connection with the 2026 Notes, the Fund received a fixed rate of interest at 4.00% and paid a variable rate of interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps).

These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. The April and May 2023 interest rate swaps were discontinued as fair value hedges upon their closure. As a result, the Fund's effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps' outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. Income and expenses generated by the hedging swaps are included as a component of total interest expense on the Fund's consolidated statements of operations. The change in fair value of the interest rate swaps is offset by the change in the interest rate component of the fair value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2055 Promissory Notes"). The Fund pays interest on the principal amount of the 2055 Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

The following tables present the details of the Fund’s borrowings as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$15,400,000	$15,400,000	$15,400,000	S+1.70%	6.03%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,011,072	304,562,500	Various	6.07%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,587,432	140,650,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,366,880	1,492,625	12.00%	12.00%	4/30/2055
Total	$550,500,000	$465,900,000	$463,365,384	$462,105,125

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$2,574,938	$2,574,938	$2,574,938	S+2.85%	7.35%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,748,285	306,323,400	Various	6.45%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,497,109	137,460,000	4.00%	4.00%	11/4/2026
Total	$549,000,000	$451,574,938	$447,820,332	$446,358,338
(1)
Interest rate as of June 30, 2025 and December 31, 2024 was 3-Month SOFR+1.70% and 3-Month SOFR+2.85%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of June 30, 2025 and December 31, 2024 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024.

The components of the Fund's interest and financing expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$6,481,474	$8,231,373	$13,159,049	$16,460,893
Unfunded fees	163,158	108,497	338,058	213,909
Amortization of deferred financing costs and debt issuance costs	398,745	583,989	828,071	1,160,760
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(20,570)	25,978	(50,360)	33,370
Total interest expense(2)	$7,022,807	$8,949,837	$14,274,818	$17,868,932
Weighted average interest rate(3)	6.12%	7.63%	6.32%	7.66%
Average borrowings	$460,175,000	$471,524,938	$455,753,563	$469,317,795
(1)
Refer to "2026 Notes" for details on designated hedge relationship with the interest rate swaps.
(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the Revolving Credit Facility and the unfunded fee includes the portion of the facility agent fee applicable to the undrawn portion of the Revolving Credit Facility (see table above for details of the Fund's borrowings).
(3)
Annualized.
7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of June 30, 2025 and December 31, 2024, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average notional value(1)	2025	2024	2025	2024
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	5,811,900	20,404,870	4,401,877	20,741,603
Foreign Currency Forward Contracts(3)	28,216,302	36,380,773	26,535,580	38,349,260
(1)
For each contract type, calculated based on month end amounts during which the contract was held (see consolidated statements of operations for net realized and unrealized gain (loss) on each non-hedging contract type, consolidated schedule of investments for detailed terms of the contracts, Note 2 on the purpose of the derivative activities and Note 6 for a description of the hedge accounting relationship between certain interest rate swaps and the 2026 Notes).
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
June 30, 2025
Interest Rate Swaps, hedge accounting(1)	$880,238	$—	$880,238	$—	$880,238
Interest Rate Swaps, non-hedge accounting(2)	107,090	189,972	(82,882)	—	(82,882)
Foreign Currency Forward Contracts(3)	8,646	539,169	(530,523)	530,523	—
December 31, 2024
Interest Rate Swaps, hedge accounting(4)	$17,406	$—	$17,406	$—	$17,406
Interest Rate Swaps, non-hedge accounting(5)	250,357	78,603	171,754	—	171,754
Foreign Currency Forward Contracts(6)	401,535	—	401,535	(401,535)	—
(1)
Over collateralization of $1.6 million is excluded from Collateral (Received)/Pledged at June 30, 2025.
(2)
Over collateralization of $(0.6) million is excluded from Collateral (Received)/Pledged at June 30, 2025.
(3)
Over collateralization of $2.7 million is excluded from Collateral (Received)/Pledged at June 30, 2025.
(4)
Over collateralization of $1.3 million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(5)
Over collateralization of $0.8 million is excluded from Collateral (Received)/Pledged at December 31, 2024.
(6)
Over collateralization of $(1.5) million is excluded from Collateral (Received)/Pledged at December 31, 2024.

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(1,614,978)	$483,594	$(2,183,731)	$382,879
Interest rate swaps	5,057	143,487	10,276	495,676
Total net realized gain (loss) on derivative contracts	$(1,609,921)	$627,081	$(2,173,455)	$878,555

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(546,035)	$(144,668)	$(932,058)	$827,421
Interest rate swaps	(51,633)	127,733	(254,656)	61,697
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(597,668)	$(16,935)	$(1,186,714)	$889,118

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

A summary of the composition of the Fund’s unfunded commitments as of June 30, 2025 and December 31, 2024 is shown in the table below:

Portfolio Company	Investment Type	June 30, 2025	December 31, 2024
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$—	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	1,054,199	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	—	838,563
Artisan Bidco Inc	1st Lien Revolver	721,830	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	200,713
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	1,859,945	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	292,366	429,076
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	2,126,895	2,126,895
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	212,689	446,648
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	—	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	1,316,881	826,655
Gopher Resource LLC	1st Lien Revolver	119,902	239,804
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	5,045,399	5,238,806
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	1,422,136
Inotiv Inc	1st Lien Revolver	1,244,402	1,244,402
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	2,408,809	—
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
MIS Acquisition, LLC	1st Lien Revolver	—	1,098,221
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Delayed Draw Term Loan	—	185,862
National Dentex Corp	1st Lien Revolver	14,869	364,290
NetSPI Midco Corporation	1st Lien Revolver	261,105	767,956
Recorded Books Inc (RB Media)	1st Lien Revolver	642,704	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,074,454	2,160,831
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	539,828	539,828
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	135,488	141,790
Source Energy Services Ltd	1st Lien Delayed Draw Term Loan	442,137	442,137
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
Telestream 2 LLC	1st Lien Revolver	425,843	—
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	—	235,569
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,715,054	2,814,143
USA Debusk LLC	1st Lien Revolver	673,809	832,352
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	519,623	980,141
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	363,641	1,118,895
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	718,711	—
Total		$48,513,231	$52,470,747

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

9.
Net Assets

The Fund is authorized to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. The Fund has entered into subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund's common shares (collectively "Capital Commitments"). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Fund's common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors. Drawdown notices will be delivered at least 10 calendar days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with Capital Commitments of all investors that have unfunded Capital Commitments (limited to the extent of an investor’s unfunded Capital Commitment).

As of June 30, 2025, the Fund had $63.8 million of unfunded capital commitments, which when included with previously funded net capital contributions would allow for a maximum amount of $611.4 million to be contributed to the Fund. Of unfunded commitments, $25.0 million will not available to be called until October 1, 2025 and $25.0 million will not available to be called until January 1, 2026. Total commitments of $25.7 million represent entities affiliated with the Adviser.

As of December 31, 2024, the Fund’s net capital contributions was $549.2 million. $94.5 million of net capital contributions were from entities affiliated with the Adviser.

Shares issued and outstanding as of June 30, 2025 and December 31, 2024 were 37,566,942 and 36,907,451, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 4.8% of the Fund as of June 30, 2025 and 18% as of December 31, 2024.

The following table summarizes activity in the number of shares issued during the six months ended, June 30, 2025. There was no activity in the number of shares issued during the six months ended, June 30, 2024.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
Six Months Ended, June 30, 2025
April 30, 2025	500	$7,375	$14.75
June 2, 2025	658,991	$9,502,656	$14.42

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.33	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.02	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.33	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.02	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.12	$4,428,894

The following table summarizes the Fund's dividends declared for the three and six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan pursuant to which the Fund will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares. Shareholders who receive distributions in the form of common shares will be subject to the same tax consequences as if the distributions were received in cash.

There were no common shares issued to shareholders through the Fund’s distribution reinvestment plan for the six months ended June 30, 2025 and 2024.

Share Repurchase Program

At the discretion of Board, the Fund intends to commence a share repurchase program following the second anniversary of the Liquidity Event in which it intends to repurchase up to 5% of the Fund’s common shares outstanding, either by number of common shares or aggregate NAV, as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program or conduct additional repurchases of common shares in an amount greater than 5% of common shares at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

To the extent the Fund offers to repurchase common shares in any particular quarter, the Fund expects to repurchase common shares pursuant to tender offers on or around the last business day of that quarter, using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter. In the event the amount of shares tendered exceeds the repurchase offer amount, common shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase plan.

There have been no repurchases under the Stock Repurchase Program.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Six Months Ended June 30,
	2025	2024
Per Share Data*(1)
Net asset value, beginning of period	$14.76	$14.64
Net investment income	0.82	0.88
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.35)	(0.11)
Total from operations	0.47	0.77
Dividends declared from net investment income	(0.82)	(0.70)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	(0.35)	0.07
Net asset value, end of period	$14.41	$14.71
Shares outstanding, end of period	37,566,942	36,907,451
Total Return, based on net asset value(2)(6)	3.21%	5.30%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.30%	6.62%
Other operating expenses(7)(9)	2.23%	2.14%
Incentive compensation, net of clawback(6)	0.59%	0.92%
Total expenses(10)	8.12%	9.68%
Net investment income(11)	11.82%	12.97%
Net assets, end of period	$541,258,197	$542,897,723
Portfolio turnover rate(4)	16.49%	8.74%
Weighted-average debt outstanding	$455,753,563	$469,317,795
Weighted-average interest rate on debt(8)	6.32%	7.66%
Weighted-average shares outstanding	37,001,807	36,907,451

(*) Totals may not foot due to rounding.

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and dividends declared which reflected the actual amount per share for the applicable period.
(2)
Total return is calculated as the change in net asset value during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan, divided by the ending net asset value per share.
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
(5)
Annualized, except for incentive compensation and non-recurring expenses.
(6)
Not annualized.
(7)
Other operating expenses exclude interest and financing related expenses and incentive compensation.
(8)
Annualized.
(9)
Prior to any management fee waivers, the annualized other operating expenses to average net assets for the period ended June 30, 2025, was 2.32%.
(10)
Prior to any management fee waivers, the annualized total expenses to average net assets for the period ended June 30, 2025, was 8.21%.
(11)
Prior to any management fee waivers, the annualized net investment income to average net assets for the period ended June 30, 2025, was 11.74%.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

On August 6, 2025, the Board declared a dividend of $0.23 per share, payable on September 1, 2025, for Shareholders of record on August 15, 2025.

On July 16, 2025, the Fund exercised a committed $50,000,000 increased facility amount under the Fund’s Revolving Credit Facility. As a result of the Fund’s exercise of the increased facility amount, the Fund is permitted to borrow an amount under the Revolving Credit Facility up to $150,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Specialty Lending Fund (the "Fund," "we," "us," or "our"). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

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

Overview

The Fund was originally formed on July 31, 2014 as a Delaware limited partnership and started operations on July 1, 2015. The Fund converted into a statutory trust organized under the laws of the state of Maryland on November 15, 2021. We have elected to be regulated as a BDC under the 1940 Act and to be treated as a RIC for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of June 30, 2025, the portfolio median EBITDA for our portfolio companies was approximately $88.2 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through June 30, 2025, we have invested approximately $3.9 billion in 279 portfolio companies, excluding any subsequent exits or repayments. As of June 30, 2025, the fair value of our portfolio was invested approximately 93.7% in first lien secured debt, 1.7% in second lien debt, 1.9% in unsecured debt, 1.5% in equity investments and 1.2% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $39.2 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of June 30, 2025, the fair value of the Fund’s total assets was comprised of approximately 80.3% of “qualifying assets.”

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
transfer agent and custodial fees;
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

Use of Leverage

We are a party to debt financing arrangements that allow us to borrow money and lever our investment portfolio, subject to the limitations of the 1940 Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Shareholders. The use of leverage involves significant risks. As a BDC, pursuant to the 1940 Act, our total borrowings are limited. We are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 150% immediately after such borrowing. This means that we can borrow up to $2 for every $1 of investor equity. The amount of leverage that we employ will depend on our Adviser’s and our Board of Trustees’ assessment of market conditions and other factors at the time of any proposed borrowing.

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

Portfolio and Investment Activity

As of June 30, 2025 and December 31, 2024, we had investments in 93 and 83 portfolio companies, respectively, with an aggregate fair value of $927.7 million and $891.0 million, respectively; our portfolio had an average portfolio company investment size of $10.0 million and $10.7 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $903.3 million and $908.3 million for the six months ended June 30, 2025 and 2024, respectively.

The table below summarizes our investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$882.6	$868.9	93.7%	$877.0	$860.3	96.5%
Second-lien debt	17.1	15.4	1.7%	5.9	5.1	0.6%
Unsecured debt	10.6	17.6	1.9%	3.9	8.0	0.9%
Equities	26.4	14.2	1.5%	14.9	3.4	0.4%
Other investments	18.5	11.6	1.2%	18.1	14.2	1.6%
Total	$955.2	$927.7	100.0%	$919.8	$891.0	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$920.7	96.4%	$905.7	97.6%	$868.1	94.4%	$845.2	94.9%
Non-accrual(1)	34.5	3.6%	22.0	2.4%	51.7	5.6%	45.8	5.1%
Total	$955.2	100.0%	$927.7	100.0%	$919.8	100.0%	$891.0	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended June 30, 2025, we funded an aggregate principal amount of $134.2 million. We funded $114.7 million in 16 new portfolio companies and $19.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.9 years. For the same period, we received $(96.2) million of aggregate repayments, paydowns and sales.

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

Our investment activity for the three months ended June 30, 2025 and June 30, 2024 is presented below:

	For the Three Months Ended June 30,
($ in millions)	2025	2024
Investment funded:
New purchases	$114.7	$48.2
Follow-ons	19.5	15.6
Total	$134.2	$63.8
Investments funded(1):
First-lien debt	$130.1	$62.6
Second-lien debt	—	—
Unsecured debt	—	1.1
Equities	4.0	-
Other investments	0.1	0.1
Total	$134.2	$63.8
Investments sold or repaid(1):
First-lien debt	$(96.2)	$(36.0)
Second-lien debt	—	—
Unsecured debt	—	(2.4)
Equities	—	(9.5)
Other investments	—	—
Total	$(96.2)	$(47.9)
Number of new investment commitments in new portfolio companies	16	6
Average new investment fundings in new portfolio companies	$7.2	$8.0
Weighted average term (years) for new investments in new portfolio companies	4.9	5.9
Percentage of new floating rate debt investments at fair value	88.5%	100.0%
Percentage of new fixed rate investments at fair value	11.5%	—
Weighted average yield of new investments at fair value(2)	8.2%	11.3%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.
(2)
For the three months ended June 2025, the weighted average yield of new floating rate investments at fair value includes approximately $79.8 million of broadly syndicated loans purchased in connection with short-term liquidity management. Excluding these loans, the weighted average yield for new floating rate investments was 10.1% for the three months ended June 2025.

The weighted average yields and interest rates of our debt investments at fair value, as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average yield of portfolio	10.4%	11.2%
Weighted average yield of performing debt investments	11.0%	12.0%
Weighted average interest rate of performing debt investments	10.4%	11.1%
Weighted average spread over SOFR of floating rate performing investments	6.1%	6.7%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Total investment income	$26.5	$30.7	$53.7	$61.1
Less: Total expenses	11.9	13.9	23.5	28.6
Net investment income	14.6	16.8	30.2	32.5
Net realized gain (loss)	(11.0)	8.4	(13.2)	$6.9
Net change in unrealized gain (loss)	3.3	(13.6)	0.1	$(11.1)
Net increase (decrease) in net assets resulting from operations	$6.9	$11.6	$17.1	$28.3

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest income, excluding PIK interest	$24.8	$29.0	$50.7	$57.7
PIK interest income	1.7	1.7	3.0	3.4
Other income	—	—	0.0	0.0
Total investment income	$26.5	$30.7	$53.7	$61.1

For the three months ended June 30, 2025, total investment income of $26.5 million decreased by approximately $4.2 million from $30.7million for the three months ended June 30, 2024, primarily due to a decrease in interest income (excluding PIK) of $4.2 million. The decrease in interest income (excluding PIK) was primarily driven by base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 171 basis points.

For the six months ended June 30, 2025, total investment income of $53.7 million decreased by approximately $7.4 million from $61.1 million for the six months ended June 30, 2024, primarily due to a decrease in interest income (excluding PIK) of $7.0 million. The decrease in interest income (excluding PIK) was primarily driven by base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 148 basis points.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest and financing expenses	$7.0	$8.9	$14.3	17.8
Management fee (net of waiver)	1.2	1.0	2.3	2.1
Income incentive compensation	2.1	2.9	4.7	5.7
Incentive compensation clawback	(0.7)	(0.8)	(1.5)	(0.7)
Professional fees	1.1	0.7	1.7	1.3
Administration fees	0.5	0.6	1.0	1.1
Trustee fees	0.1	0.1	0.2	0.2
Other general and administrative expenses	0.6	0.5	0.8	1.1
Total expenses	$11.9	$13.9	$23.5	$28.6

For the three months ended June 30, 2025, total expenses decreased $2.0 million to $11.9 million from $13.9 million for the three months ended June 30, 2024. Interest and financing expenses for the three months ended June 30, 2025 decreased $1.9 million over prior period, primarily due to a decline in base rates contributing to the decrease in annualized weighted average borrowing costs of approximately 151 basis points. Additionally, for the three months ended June 30, 2025, Income Incentive Compensation decreased approximately $0.8 million, primarily as a result of the new advisory agreement effective May 1, 2025.

For the six months ended June 30, 2025, total expenses decreased $5.1 million to $23.5 million from $28.6 million for the six months ended June 30, 2024. Interest and financing expenses for the six months ended June 30, 2025 decreased $3.5 million over prior period, primarily due to a decline in base rates contributing to the decrease in annualized weighted average borrowing costs of approximately 134 basis points. Additionally, for the six months ended June 30, 2025, Income Incentive Compensation decreased approximately $1.0 million, primarily as a result of the new advisory agreement effective May 1, 2025. Further there was an ($0.8) million change in the Incentive Compensation Clawback.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net realized gain (loss):
Investments	$(9.5)	$7.8	$(11.2)	$6.2
Foreign currency ("FX") transactions and FX forward contracts	(1.5)	0.4	(2.0)	0.2
Interest rate swaps	—	0.1	0.0	0.5
Total net realized gain (loss)	(11.0)	8.3	$(13.2)	$6.9
Net change in unrealized appreciation (depreciation):
Investments	3.9	(13.5)	$1.2	$(12.0)
Translation in FX and FX forward contracts	(0.5)	(0.2)	(0.9)	0.9
Interest rate swaps	(0.1)	0.1	(0.2)	0.1
Total net change in unrealized appreciation (depreciation)	$3.3	$(13.6)	$0.1	$(11.0)

Net Realized Gain (Loss)

For the three months ended June 30, 2025 and June 30, 2024, net realized gain (loss) on investments was $(9.5) million and $7.8 million, respectively, primarily driven by two portfolio companies with respective losses greater than $1.0 million and exits in nine portfolio companies and exits in two portfolio companies, respectively.

For the six months ended June 30, 2025 and June 30, 2024, net realized gain (loss) on investments was $(11.2) million and $6.2 million, respectively, primarily driven by three portfolio companies with respective losses greater than $1.0 million and exits in thirteen portfolio companies and exits in five portfolio companies, respectively.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended June 30, 2025 and June 30, 2024, net change in unrealized appreciation (depreciation) on investments was $3.9 million and $(13.5) million, respectively. For the three months ended June 30, 2025, we had gross unrealized appreciation of $16.1 million, primarily driven by five portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(12.2) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended June 30, 2024, we had gross unrealized appreciation of $5.5 million, primarily driven by an increase in the fair value of our debt investments; we had gross unrealized depreciation of $(19.0) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

For the six months ended June 30, 2025 and June 30, 2024, net change in unrealized appreciation (depreciation) on investments was $1.2 million and $(12.0) million, respectively. For the six months ended June 30, 2025, we had gross unrealized appreciation of $20.6 million, primarily driven by six portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(19.3) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million. For the six months ended June 30, 2024, we had gross unrealized appreciation of $9.9 million, primarily driven by an increase in the fair value of our debt investments; we had gross unrealized depreciation of $(21.9) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million.

Income Taxes, Including Excise Taxes

The Fund intends to elect, and qualify annually thereafter, to be treated as a RIC, as defined under Subchapter M of the Internal Revenue Code of 1986. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Fund determines that its estimated current year taxable income will exceed its estimated current year dividend distributions, the Fund will accrue excise tax on the estimated excess taxable income.

For the three and six months ended June 30, 2025, there was no accrued U.S. federal excise tax.

Realized Gross Internal Rate of Return

Since commencement of our investment operations on July 1, 2015 through June 30, 2025, we have fully exited investments in 187 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.0%, or unlevered internal rate of return (net of expenses) of 10.1% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund's assets were "qualifying assets" under Section 55(a) of the 1940 Act.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2025 and December 31, 2024, our asset coverage ratio was 216% and 221%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of June 30, 2025 and December 31, 2024, our unfunded portfolio commitments were approximately $48.5 million and $52.5 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of June 30, 2025, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2025, we had approximately $100.0 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of June 30, 2025, we had $138.4 million in cash and cash equivalents, foreign cash held at banks and restricted cash and cash equivalents. During the six months ended June 30, 2025, cash provided by operating activities was $46.7 million, primarily driven by proceeds from sales, paydowns and resolutions of investments of $148.9 million, net change in unsettled transactions of $41.0 million, and an increase in net assets resulting from operations of $17.1 million, partially offset by payments for the purchase of investments of $(188.4) million and other operating activity of $6.7 million . Lastly, cash used in financing activities was $(7.5) million, primarily due to dividends paid of $(30.3) million.

Contractual Obligations

As of June 30, 2025, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	—	145.0	—	—
2025 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	15.4	—	—	15.4	—
Total Contractual Obligations	$465.9	$—	$145.0	$15.4	$305.5

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

2024 Debt Securitization

On September 26, 2024, the Fund completed a $428 million term debt securitization (the “2024 Debt Securitization”), and the Fund owns $124 million of Class D and Subordinated Notes. The 2024 Debt Securitization is commonly referred to as a “CLO Reset”, in which the 2021 CLO was reset with a new capital structure and reinvestment period. The debt offered in the 2024 Debt Securitization (the “2024 CLO”) was issued by Silver Point SCF CLO IV, Ltd., a wholly-owned, consolidated subsidiary of the Fund, and was backed by a diversified portfolio of senior secured bonds and loans and second lien loans (see Note 6 to the consolidated financial statements for more details). The 2024 CLO consists of the following:

	June 30, 2025
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	5.98%
Class A-1a Notes	115.5	115.5	S+1.72%	5.98%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	6.21%
Class B Notes	24.0	24.0	S+2.10%	6.36%
Class C Notes	32.0	32.0	S+2.70%	6.96%
Total 2024 CLO	$304.0	$304.0		6.07%

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

As of June 30, 2025, the commitment under the Revolving Credit Facility was $100 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2055 Promissory Notes"). The Fund pays interest on the principal amount of the 2055 Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

Unfunded Capital Commitments

We began accepting subscription agreements with investors, providing for the private placement of the Fund's common shares (collectively "Capital Commitments"). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Fund's common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors.

As of June 30, 2025, the Fund’s had $63.8 million of unfunded capital commitments, of which $25.0 million will not available to be called till October 1, 2025 and $25.0 million will not available to be called till January 1, 2026 (see Note 9 to the consolidated financial statements for more details).

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

As of June 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2025	December 31, 2024
First Lien Secured Debt	$48.2	$52.2
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$48.5	$52.5

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On August 6, 2025, the Board declared a dividend of $0.23 per share, payable on September 1, 2025, for Shareholders of record on August 15, 2025.

On July 16, 2025, the Fund exercised a committed $50,000,000 increased facility amount under the Fund’s Revolving Credit Facility. As a result of the Fund’s exercise of the increased facility amount, the Fund is permitted to borrow an amount under the Revolving Credit Facility up to $150,000,000.

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

As of June 30, 2025, approximately 94.8% of our total debt investments at fair value (or 94.7% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 95.3% of our performing debt investments based on fair value were effectively floating rate investments as of June 30, 2025. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	June 30, 2025
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$26.8	$(13.4)	$13.4
Up 200 basis points	17.9	(9.0)	8.9
Up 100 basis points	9.0	(4.5)	4.5
Up 50 basis points	4.5	(2.2)	2.3
Down 50 basis points	(4.5)	2.2	(2.3)
Down 100 basis points	(8.8)	4.5	(4.3)
Down 200 basis points	(16.8)	9.0	(7.8)
Down 300 basis points	(24.2)	13.4	(10.8)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in "Item 1A. Risk Factors" in our most recent annual report on Form 10-K, filed with the SEC on March 14, 2025 (our "Form 10-K"), each of which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results..

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Refer to our Current Report on Form 8-K filed with SEC on June 24, 2025 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8K filed on May 6, 2025).
3.2	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Fund’s current report on Form 8K filed on May 6, 2025).
10.1	Fourth Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.2 to the Fund’s current report on Form 8K filed on May 6, 2025).
10.2	Form of Liquidity Election Form*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: August 12, 2025	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: August 12, 2025	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer