Form 10-Q
period 2025-09-30
Silver Point Specialty Lending Fund
filed 2025-11-12
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 40,356,499 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes November 1, 2025 subscriptions since the issuance price is not yet finalized at this time.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,057,381,113 and $865,232,646, respectively)	$1,042,596,820	$849,500,690
Non-controlled, affiliated investments (amortized cost of $21,809,439 and 8,032,091, respectively)	28,538,003	12,137,420
Controlled investments (amortized cost of $40,490,464 and $46,509,435, respectively)	20,135,170	29,407,547
Total investments, at fair value (amortized cost of $1,119,681,016 and $919,774,172, respectively)	1,091,269,993	891,045,657
Cash and cash equivalents (cash equivalents of $697,333 and $40,144,282, respectively)	13,566,791	50,837,455
Restricted cash and cash equivalents (restricted cash equivalents of $13,525,966 and $42,378,141, respectively)	16,281,949	48,317,750
Foreign cash held at banks (cost of $3,373,544 and $22,244, respectively)	3,449,559	21,064
Receivable for unsettled transactions	3,931,044	10,906,345
Interest receivable	7,593,499	7,850,936
Incentive compensation clawback (Note 3)	—	7,025,114
Foreign currency forward contracts, at fair value	308,359	401,535
Interest rate swaps, at fair value	987,204	267,763
Due from broker	1,887,002	2,077,052
Deferred financing costs	1,065,986	161,667
Other assets	9,765,616	998,922
Total assets	$1,150,107,002	$1,019,911,260

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $2,765,242 and $3,554,749, respectively)	$536,813,600	$447,820,332
Payable for unsettled transactions	43,571,284	9,095,503
Due to broker	—	1,920,000
Interest payable	6,891,950	6,463,550
Management fees payable to an affiliate (Note 3)	1,377,029	1,029,670
Income incentive compensation payable to an affiliate (Note 3)	2,030,684	2,854,790
Interest rate swaps, at fair value	151,225	78,603
Foreign currency forward contracts, at fair value	1,221	—
Dividend Payable	14,461,509	—
Other liabilities	3,212,168	3,325,295
Accrued expenses	2,428,533	2,410,523
Total liabilities	610,939,203	474,998,266

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 38,056,601 and 36,907,451 shares issued and outstanding, respectively	38,056	36,907
Paid-in-capital in excess of par	570,169,107	553,574,864
Distributable earnings (losses)	(31,039,364)	(8,698,777)
Total net assets	539,167,799	544,912,994
Total liabilities and net assets	$1,150,107,002	$1,019,911,260
Net asset value per share	$14.17	$14.76

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$25,434,795	$29,663,480	$75,443,660	$86,001,919
PIK interest income	749,981	1,694,747	3,260,987	4,737,201
Other income	18,959	33,850	49,053	60,322
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	139,255	380,599	424,044	1,101,787
PIK interest income	371,402	167,183	851,959	461,506
Controlled investments:
Interest income (excluding PIK interest)	122,783	302,686	443,636	948,189
PIK interest income	27,628	25,775	80,962	72,422
Total investment income	26,864,803	32,268,320	80,554,301	93,383,346

Expenses:
Interest and financing expenses	7,726,432	8,766,259	22,001,250	26,635,191
Management fee (Note 3)	1,721,287	1,029,670	4,217,662	3,089,010
Income incentive compensation (Note 3)	2,030,684	3,092,717	6,750,047	8,802,443
Incentive compensation clawback (Note 3)	—	(905,529)	(1,522,386)	(1,619,735)
Professional fees	519,464	658,206	2,186,622	1,979,441
Administration fees	543,696	541,449	1,497,260	1,658,323
Trustee fees	87,500	87,978	262,500	262,021
Other general and administrative expenses	388,175	610,321	1,335,044	1,721,177
Total expenses	13,017,238	13,881,071	36,727,999	42,527,871
Management fee waiver (Note 3)	(344,258)	—	(568,954)	—
Net expenses	12,672,980	13,881,071	36,159,045	42,527,871
Net investment income	14,191,823	18,387,249	44,395,256	50,855,475

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	121,626	(36,090)	(11,328,621)	6,368,446
Non-controlled/affiliated investments	(38,676)	—	175,063	—
Controlled investments	—	—	—	(202,407)
Foreign currency transactions	(97,849)	22,885	75,770	(120,857)
Foreign currency forward contracts	(163,707)	(1,402,867)	(2,347,438)	(1,019,988)
Interest rate swaps	4,941	78,971	15,217	574,647
Total net realized gain (loss)	(173,665)	(1,337,101)	(13,410,009)	5,599,841
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(795,032)	(3,091,960)	947,663	(11,383,814)
Non-controlled/affiliated investments	(268,761)	1,619,514	2,623,234	1,600,288
Controlled investments	140,779	(2,997,153)	(3,253,405)	(6,705,540)
Translation of assets and liabilities in foreign currencies	(24,555)	(21,948)	53,846	10,960
Foreign currency forward contracts	837,661	(21,816)	(94,397)	805,605
Interest rate swaps	17,897	(142,818)	(236,759)	(81,121)
Total net change in unrealized appreciation (depreciation)	(92,011)	(4,656,181)	40,182	(15,753,622)
Net gain (loss)	(265,676)	(5,993,282)	(13,369,827)	(10,153,781)
Net increase (decrease) in net assets resulting from operations	$13,926,147	$12,393,967	$31,025,429	$40,701,694
Net investment income per share (Basic and Dilutive)	$0.38	$0.50	$1.19	$1.38
Earnings per share (Basic and Dilutive)	$0.37	$0.34	$0.83	$1.10
Weighted average shares outstanding	37,689,357	36,907,451	37,220,314	36,907,451

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributiable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024:	36,907,451	$36,907	$553,574,864	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,642,045	15,642,045
'Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,262,938)	(2,262,938)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(3,151,907)	(3,151,907)
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2025:	36,907,451	$36,907	$553,574,864	$(11,389,185)	$542,222,586
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,561,388	14,561,388
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(10,973,406)	(10,973,406)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	3,284,100	3,284,100
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	659,491	659	9,509,372	—	9,510,031
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(17,346,502)	(17,346,502)
Balance at June 30, 2025:	37,566,942	$37,566	$563,084,236	$(21,863,605)	$541,258,197
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,191,823	14,191,823
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(173,665)	(173,665)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(92,011)	(92,011)
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	489,659	490	7,084,871	—	7,085,361
Dividends declared from net investment income	—	—	—	(23,101,906)	(23,101,906)
Balance at September 30, 2025:	38,056,601	$38,056	$570,169,107	$(31,039,364)	$539,167,799

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributiable Earnings (Losses)	Total Net Assets
Balance at December 31, 2023:	36,907,451	$36,907	$553,574,864	$(13,186,559)	$540,425,212
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,648,410	15,648,410
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,430,332)	(1,430,332)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	2,485,800	2,485,800
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2024:	36,907,451	$36,907	$553,574,864	$(9,400,289)	$544,211,482
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	16,819,816	16,819,816
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,367,274	8,367,274
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(13,583,241)	(13,583,241)
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at June 30, 2024:	36,907,451	$36,907	$553,574,864	$(10,714,048)	$542,897,723
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	18,387,249	18,387,249
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,337,101)	(1,337,101)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(4,656,181)	(4,656,181)
Dividends to shareholders:
Dividends declared from net investment income	—	—	—	(12,917,608)	(12,917,608)
Balance at September 30, 2024:	36,907,451	$36,907	$553,574,864	$(11,237,689)	$542,374,082

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$31,025,429	$40,701,694
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(5,209,181)	(5,479,697)
Amortization of deferred financing costs and debt issuance costs	1,242,291	1,813,012
Payments for purchase of investments	(385,645,607)	(215,833,383)
Proceeds from sales, paydowns and resolutions of investments	183,936,349	183,672,362
Interest paid-in-kind	(4,193,908)	(5,271,129)
Net realized (gain) loss from investments	11,153,558	(6,166,039)
Net change in unrealized (appreciation) depreciation from investments	(317,492)	16,489,066
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	94,397	(805,605)
Net change in unrealized (appreciation) depreciation from interest rate swaps	236,759	81,121
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(40,928)	20,431
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	6,975,301	1,062,665
Interest receivable	309,382	(163,582)
Incentive compensation clawback	7,025,114	(1,619,736)
Due from broker	190,050	541,010
Other assets	(8,766,694)	21,551
Due to broker	(1,920,000)	—
Payable for unsettled transactions	34,475,781	(14,352,063)
Interest payable	428,400	(2,702,540)
Management fees payable to an affiliate	347,359	—
Income incentive compensation payable to an affiliate	(824,106)	(64,032)
Interest rate swaps accrual, net	(56,576)	(243,210)
Payable to Trustees	—	14,521
Other liabilities	(113,127)	159,361
Accrued expenses	18,010	340,023
Net cash provided by (used in) operating activities	(129,629,439)	(7,784,199)
Cash flows from financing activities
Proceeds from debt borrowings	152,792,625	357,600,000
Principal debt payments	(65,374,938)	(352,300,000)
Payment of deferred financing costs and debt issuance costs	(1,357,103)	(2,387,575)
Issuance of common shares	9,510,031	—
Dividends paid in cash	(31,819,146)	(38,752,824)
Net cash provided by (used in) financing activities	63,751,469	(35,840,399)
Net increase (decrease)	(65,877,970)	(43,624,598)

Beginning of period balance(1)	99,176,269	119,269,475
End of period balance(1) (Note 2)	$33,298,299	$75,644,877
(1) Including Cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$20,428,063	$26,930,405
Cash paid during the period for income taxes	$76,734	$70,156
Reinvestment of dividends during the period	$7,085,361	$—
Dividends payable	$14,461,509	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.78%	4/30/2025	5/1/2026	$8,969,922	$8,914,336	$8,926,952	1.66%
48Forty Solutions LLC⁽⁷⁾⁽³⁰⁾	1st Lien Term Loan	Transportation & Logistics	S+6.15%, 1.00% Floor	10.32	4/8/2022	11/30/2029	6,664,309	6,583,380	3,384,693	0.63
Accela Inc/US⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Government Services	S+5.00%, 0.75% Floor	9.16	9/1/2023	9/3/2030	10,543,138	10,394,699	10,444,845	1.94
Accela Inc/US⁽⁷⁾	1st Lien Delayed Draw Term Loan	Government Services	S+5.00%, 0.75% Floor	9.16	4/11/2025	9/3/2030	1,355,546	1,343,016	1,342,909	0.25
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Government Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(12,759)	(9,579)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.26	10/18/2021	3/26/2029	19,196,046	18,089,001	18,976,399	3.52
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.60%, 1.00% Floor	10.76	5/24/2022	5/24/2027	13,137,676	12,989,546	13,132,470	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾⁽²²⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.35	4/22/2022	4/22/2027	11,590,329	11,428,429	11,261,466	2.09
Allentown LLC⁽⁷⁾⁽²²⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	11.35	4/22/2022	4/22/2027	1,728,003	1,716,287	1,678,973	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾⁽²²⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded)	13.25	4/22/2022	4/22/2027	1,171,741	102,647	82,418	0.02
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	9.31	5/2/2023	5/2/2030	5,734,436	5,607,766	5,736,417	1.06
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(11,267)	(2,220)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽¹⁸⁾	1st Lien Term Loan	Transportation & Logistics	11.50%	11.50	12/19/2023	6/30/2027	6,907,617	6,893,673	11,368,556	2.11
Amerijet Holdings Inc⁽⁷⁾⁽³²⁾	1st Lien Term Loan	Transportation & Logistics	S+7.26%, 1.00% Floor	11.28	12/28/2021	6/30/2027	13,216,942	13,041,643	12,136,631	2.25
Amerijet Holdings Inc⁽⁷⁾⁽³²⁾	1st Lien Revolver	Transportation & Logistics	S+7.26%, 1.00% Floor (0.50% on unfunded)	11.28	12/28/2021	6/30/2027	2,536,322	2,529,414	2,325,515	0.43
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽³¹⁾	1st Lien Term Loan	Technology	S+6.44%, 0.75% Floor	10.60	5/26/2022	5/26/2028	2,171,882	2,150,064	2,152,252	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	14.76	5/24/2023	5/24/2028	10,592,385	10,469,670	10,586,356	1.96
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁵⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	15.09	5/24/2023	11/24/2027	842,010	246,064	248,995	0.05
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	11.32	11/7/2023	11/7/2029	4,122,197	4,033,001	4,073,891	0.76
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	8.94	11/7/2023	11/7/2029	€7,047,263	7,413,159	8,169,827	1.52
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.19	11/7/2023	11/7/2029	1,170,535	717,341	724,710	0.13
Asurion LLC⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+4.25%, 0.50% Floor	8.41	6/12/2025	9/19/2030	2,493,750	2,421,119	2,475,960	0.46
Atlas Sand Co LLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	6,013,797	5,956,659	5,940,429	1.10
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	10.16	3/19/2024	3/19/2031	2,119,510	2,092,414	2,105,759	0.39
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	10.16	3/19/2024	3/19/2031	4,817,068	4,758,149	4,785,815	0.89
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(9,024)	(7,377)	(0.00)
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.26	6/10/2021	6/11/2027	4,128,755	4,113,919	3,744,872	0.69
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.26	11/19/2021	6/11/2027	2,574,564	2,566,648	2,335,186	0.43
BEL USA LLC⁽⁷⁾⁽²⁷⁾⁽³⁰⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	11.35	12/13/2018	6/2/2026	8,821,421	8,719,947	3,099,030	0.57
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.47	2/19/2025	3/7/2031	13,953,205	13,727,012	13,978,320	2.59
Charter Nex US Inc	1st Lien Term Loan	Paper & Packaging	S+2.75%, 0.75% Floor	6.93	5/5/2025	12/2/2030	4,973,890	4,978,667	4,985,654	0.92
Circle Graphics Inc⁽⁷⁾⁽²⁴⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.68	6/30/2025	3/31/2029	10,470,496	9,968,693	9,702,394	1.80
Circle Graphics Inc⁽⁷⁾⁽²⁵⁾⁽³²⁾	1st Lien Term Loan	E-Commerce	S+3.76%, 4.00% Floor	8.19	6/30/2025	3/31/2029	10,093,898	6,932,623	6,034,165	1.12

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Conservice Midco LLC	1st Lien Term Loan	Utilities	S+2.75%	6.91%	5/6/2025	5/13/2030	$4,987,469	$4,993,703	$4,997,331	0.93%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+5.75%, 0.75% Floor	10.06	10/10/2023	10/10/2030	3,459,786	3,392,355	3,423,143	0.63
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Healthcare Technology	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(7,202)	(5,480)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.56	2/27/2023	2/27/2030	10,221,764	10,035,626	10,247,205	1.90
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(10,466)	2,300	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(10,048)	(1,575)	(0.00)
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	9.41	7/1/2025	7/8/2030	18,500,016	17,647,719	17,979,703	3.33
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	10.91	11/8/2023	11/8/2030	9,501,470	9,316,819	9,307,092	1.73
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(17,765)	(20,171)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽³²⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.72	12/19/2024	1/3/2031	8,679,743	8,644,358	8,766,540	1.63
Databricks Inc⁽⁶⁾⁽⁷⁾⁽³²⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031	1,859,945	—	18,599	0.00
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	12.26	8/30/2023	8/30/2027	17,794,538	17,506,094	17,326,970	3.21
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.14	11/15/2024	11/15/2029	2,492,224	2,449,895	2,469,697	0.46
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(3,983)	(2,182)	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	9.33	1/19/2024	1/20/2031	2,268,714	2,230,195	2,245,487	0.42
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	9.00	9/26/2025	1/20/2031	245,929	243,479	243,411	0.05
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor	9.22	1/19/2024	1/20/2031	738,546	725,411	730,985	0.14
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	9/26/2025	1/20/2031	557,241	(2,779)	(5,705)	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(2,870)	(2,021)	(0.00)
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.20	9/1/2023	9/4/2029	7,503,683	7,398,784	7,251,359	1.34
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.16	9/1/2023	9/4/2029	1,063,447	602,908	580,798	0.11
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.91	4/19/2023	4/19/2030	10,829,469	10,626,823	10,796,749	2.00
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.91	4/19/2023	4/19/2030	207,769	205,549	207,144	0.04
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	10.75	4/19/2023	4/19/2029	1,345,718	4,968	26,662	0.00
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	9.58	2/16/2024	8/11/2028	4,881,284	4,735,975	4,705,571	0.87
GOJO Industries Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁶⁾⁽³⁵⁾	1st Lien Term Loan	Consumer Products	S+8.75%, 2.50% Floor	12.91	10/26/2023	10/26/2028	18,436,311	18,103,291	19,034,762	3.53
Gopher Resource LLC⁽⁷⁾⁽⁹⁾⁽¹¹⁾	1st Lien Term Loan	Environmental Solutions	S+7.00%, 1.00% Floor	11.00	10/4/2024	10/4/2029	15,172,773	14,794,044	14,915,807	2.77
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.00	10/4/2024	10/4/2029	1,199,019	610,637	619,170	0.11
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾⁽³⁵⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.73	8/12/2025	8/12/2032	17,563,956	17,215,596	17,212,677	3.19
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.67	8/12/2025	8/12/2032	2,072,201	881,075	889,769	0.17
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.72	8/12/2025	8/12/2030	2,074,483	844,759	843,623	0.16
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.82	7/16/2024	7/16/2029	10,406,135	10,154,890	10,198,012	1.89
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.81	7/16/2024	7/16/2029	8,191,815	2,956,745	2,982,579	0.55
HOA Finance Two, LLC / HOA II Finance Two, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+6.95%, 3.47% Floor	11.23	10/17/2022	11/1/2025	14,382,867	14,382,338	13,918,897	2.58

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽¹⁴⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor	11.09%	11/3/2021	11/5/2026	$15,791,910	$15,610,122	$13,324,788	2.47%
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	P+8.50%, 1.00% Floor (0.50% on unfunded)	15.75	11/3/2021	11/5/2026	1,244,402	218,295	335,989	0.06
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027	9,192,144	9,029,975	9,014,596	1.67
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.50	8/15/2025	9/5/2029	10,624,895	10,207,288	10,581,758	1.96
Javelin Buyer Inc	1st Lien Term Loan	Software & Services	S+2.75%	7.06	5/6/2025	12/8/2031	7,462,547	7,478,069	7,450,107	1.38
Kaseya Inc	1st Lien Term Loan	Paper & Packaging	S+3.25%	7.41	5/5/2025	3/22/2032	3,731,873	3,713,748	3,735,238	0.69
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.69	12/20/2023	11/9/2028	4,555,782	4,495,613	4,546,442	0.84
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(7,964)	(1,252)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽¹⁹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor	15.35	7/23/2021	7/23/2027	19,404,458	19,290,337	17,812,499	3.30
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁸⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(41,020)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	8.29	5/12/2025	8/11/2028	7,462,121	7,482,603	7,354,853	1.36
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.78	12/1/2022	5/29/2026	4,568,481	4,419,056	4,477,322	0.83
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	10.03	8/15/2024	8/27/2029	18,492,245	18,053,147	17,931,745	3.33
Lummus Technology Holdings V LLC	1st Lien Term Loan	Industrial Products & Services	S+2.50%	6.66	5/6/2025	12/31/2029	4,974,969	4,987,406	4,981,287	0.92
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.70	2/24/2025	2/24/2032	16,018,582	15,272,710	15,254,702	2.83
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032	2,408,809	(55,090)	(114,582)	(0.02)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	11.26	6/30/2021	7/15/2027	10,800,000	10,697,511	9,261,000	1.72
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	9.75	5/31/2023	5/31/2030	17,474,733	17,215,657	17,391,490	3.23
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(21,914)	(14,057)	(0.00)
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽³²⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.51	6/30/2022	6/30/2029	9,119,870	9,035,942	9,035,581	1.68
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 1.00% Floor	9.69	5/17/2024	5/17/2030	6,882,961	6,772,750	6,683,355	1.24
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+5.50%, 1.00% Floor (0.25% on unfunded)	0.25	5/17/2024	5/17/2030	995,726	(16,003)	(28,876)	(0.01)
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁷⁾⁽³⁰⁾⁽³¹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.15	10/26/2020	4/3/2026	12,091,022	11,326,824	6,493,518	1.20
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁷⁾⁽³⁰⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.15	10/26/2020	4/3/2026	6,085,788	5,699,243	3,268,390	0.61
National Dentex Corp⁽⁷⁾⁽²⁰⁾⁽²⁷⁾⁽³⁰⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.15%, 1.00% Floor	16.15	10/29/2024	4/3/2026	2,898,332	580,738	1,556,557	0.29
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁷⁾⁽³⁰⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	4/4/2024	4/3/2026	967,764	889,643	519,741	0.10
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽²⁷⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor (1.00% on unfunded)	14.15	9/24/2025	12/1/2025	1,004,538	371,729	372,607	0.07
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽²¹⁾⁽²⁷⁾⁽³⁰⁾⁽³¹⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.15%, 1.00% Floor (0.50% on unfunded)	13.31	10/26/2020	4/3/2026	1,543,742	1,445,994	814,199	0.15
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.29	5/31/2024	5/31/2029	6,911,607	6,802,726	6,766,463	1.25
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(11,254)	(16,127)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	10.25	6/30/2023	6/30/2029	18,623,370	18,244,461	18,446,008	3.42
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.70	8/30/2024	8/29/2030	29,910,752	28,399,526	29,492,001	5.47
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.66	5/23/2024	5/30/2029	22,069,806	22,244,392	22,325,452	4.14
Pro Mach Group Inc	1st Lien Term Loan	Software & Services	S+2.75%, 1.00% Floor	6.91	5/5/2025	8/31/2028	3,731,247	3,726,953	3,735,670	0.69
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.50	10/28/2024	10/29/2029	10,777,063	10,552,521	10,379,372	1.93

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	9.96%	8/31/2023	9/3/2030	$8,718,735	$8,588,495	$8,548,227	1.59%
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor (1.00% on unfunded)	1.00	8/15/2025	9/3/2030	390,213	(7,613)	(7,631)	(0.00)
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	9.86	8/31/2023	8/31/2028	987,009	582,472	583,985	0.11
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.16	3/27/2023	3/27/2028	5,199,788	5,102,001	5,105,576	0.95
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	9.17	11/30/2023	3/27/2028	1,681,459	1,016,624	1,006,049	0.19
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	9.16	3/27/2023	3/27/2028	748,274	734,540	734,716	0.14
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(4,937)	(25,904)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(10,361)	(15,373)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	10.16	10/30/2024	10/30/2030	6,744,364	6,628,083	6,623,780	1.23
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	10.14	10/30/2024	10/30/2030	539,828	166,967	166,712	0.03
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+7.00%, 1.00% Floor	11.00	6/21/2023	6/21/2029	12,131,470	11,874,810	11,713,686	2.17
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.03	6/21/2023	6/21/2029	1,164,025	723,332	703,005	0.13
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.75	2/18/2022	2/18/2029	4,253,705	4,203,468	4,240,029	0.79
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	1.00	2/18/2022	2/18/2029	472,634	(11,732)	(1,519)	(0.00)
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.85	2/18/2022	2/18/2029	236,317	63,392	64,740	0.01
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.00%, 1.00% Floor	10.00	9/11/2024	9/11/2029	13,233,293	12,954,187	13,220,060	2.45
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.50	9/19/2025	2/16/2026	21,149,970	20,461,320	20,436,158	3.79
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	11.16	10/15/2024	10/13/2029	17,961,772	17,503,511	17,501,090	3.25
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.81	5/11/2022	5/19/2028	6,606,601	6,397,440	5,850,293	1.09
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	10.29	7/2/2024	7/22/2027	14,555,559	14,383,470	14,393,001	2.67
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.30	7/2/2024	7/22/2027	3,191,166	1,559,933	1,553,938	0.29
Storable Inc	1st Lien Term Loan	Software & Services	S+3.25%	7.41	5/6/2025	4/16/2031	7,462,500	7,483,323	7,476,977	1.39
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.66	12/18/2024	12/18/2029	13,728,381	13,488,369	13,499,083	2.50
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	10.04	8/5/2024	8/5/2030	16,546,420	16,201,271	16,182,399	3.00
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	10.54	6/7/2025	6/7/2028	9,794,387	9,794,387	9,657,225	1.79
Telestream 2 LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (2.00% on unfunded)	2.00	6/7/2025	6/7/2028	425,843	(19,039)	—	0.00
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.01	1/12/2024	1/11/2030	15,161,402	14,869,655	14,872,709	2.76
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, 1.00% Floor (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(53,449)	(113,958)	(0.02)
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.00	3/1/2024	3/1/2030	14,932,044	14,495,314	14,844,197	2.75
TransDigm Inc⁽¹⁰⁾	1st Lien Term Loan	Aerospace & Defense	S+2.25%	6.25	5/5/2025	3/22/2030	7,481,061	7,499,672	7,472,083	1.39
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.45	4/30/2024	4/30/2031	8,534,583	8,427,160	8,564,455	1.59
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.40	4/30/2024	4/30/2031	3,166,803	488,775	522,287	0.10
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.41	4/30/2024	4/30/2030	1,783,612	676,155	690,951	0.13
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	11.63	1/12/2023	4/5/2029	11,192,878	10,972,354	10,897,698	2.02

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.04%	9/27/2024	9/27/2031	$5,288,584	$5,251,348	$5,259,124	0.98%
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	373,680	(10,020)	(2,082)	(0.00)
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹³⁾	1st Lien Term Loan	Consumer Products	S+10.00%, 1.00% Floor	14.32	5/13/2022	5/13/2027	8,178,249	8,038,779	8,098,376	1.50
Wrangler Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.05	7/7/2023	9/20/2029	13,714,301	13,445,219	13,600,551	2.52
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.33	9/20/2024	9/20/2029	1,118,895	747,048	746,052	0.14
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(25,553)	(13,633)	(0.00)
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.25%, 1.00% Floor	10.25	8/29/2025	8/29/2029	20,018,657	19,524,265	19,518,190	3.62
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	10.41	8/29/2025	2/28/2029	1,731,343	109,326	108,209	0.02
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.50	5/6/2025	5/6/2032	8,841,933	8,711,918	8,806,565	1.63
Xactus LLC⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	718,711	(9,907)	(7,187)	(0.00)
X Corp (as successor to Twitter)	1st Lien Term Loan	Technology	S+6.50%	10.96	9/12/2025	10/29/2029	11,399,267	11,214,029	11,172,878	2.07
Total United States of America 1st Lien/Secured Loans								929,897,414	915,202,174	169.78
Australia
Ardonagh Group Finco Pty Ltd⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+2.75%	6.94	5/5/2025	2/18/2031	2,980,031	2,945,445	2,962,032	0.55
Total Australia 1st Lien/Secured Loans								2,945,445	2,962,032	0.55
Canada
1261229 BC LTD⁽¹⁰⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	10.41	8/28/2025	10/8/2030	22,556,651	22,441,515	22,207,700	4.12
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.28	12/18/2024	12/18/2030	20,228,102	20,146,149	20,164,889	3.74
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾⁽²⁹⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/22/2024	5/22/2030	1,422,136	(16,493)	(22,754)	(0.00)
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.50	5/22/2024	5/22/2030	12,639,239	12,481,739	12,487,568	2.32
Source Energy Services Ltd⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.25%, 4.25% Floor (3.00% on unfunded)	3.00	12/20/2024	12/20/2029	442,137	(13,240)	1,795	0.00
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	2,188,757	2,121,705	2,197,642	0.41
Total Canada 1st Lien/Secured Loans								57,161,375	57,036,840	10.59
Luxembourg
Accelya Lux Finco Sarl⁽¹⁰⁾	1st Lien Term Loan	Transportation & Logistics	S+5.25%	9.21	9/29/2025	9/18/2032	7,519,989	7,369,589	7,369,589	1.37
Total Luxembourg 1st Lien/Secured Loans								7,369,589	7,369,589	1.37
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.51	12/3/2021	12/15/2026	3,993,116	3,970,199	3,740,871	0.69
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.25%	7.22	7/18/2025	3/7/2031	€8,444,015	9,745,081	9,918,115	1.84
Total Netherlands 1st Lien/Secured Loans								13,715,280	13,658,986	2.53
United Kingdom
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.72	1/26/2024	2/6/2030	£4,021,237	5,005,552	5,287,586	0.98
Total United Kingdom 1st Lien/Secured Loans								5,005,552	5,287,586	0.98
Total 1st Lien/Secured Loans								1,016,094,655	1,001,517,207	185.80

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾⁽²⁷⁾⁽³⁰⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	12.76%	6/10/2021	6/11/2028	$3,333,333	$3,307,639	$1,962,525	0.36%
BayMark Health Services Inc⁽⁷⁾⁽²⁷⁾⁽³⁰⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	13.06	11/19/2021	6/11/2028	2,572,287	2,552,151	1,514,453	0.28
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	11.29	1/22/2025	1/22/2030	11,494,239	11,227,338	11,149,412	2.07
Total United States of America 2nd Lien Term Loan								17,087,128	14,626,390	2.71
Total 2nd Lien/Secured Loans								17,087,128	14,626,390	2.71
Equities
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁷⁾	Common Equities	Transportation & Logistics	N/A	N/A	11/11/2024	N/A	872	—	—	—
Beauty Health Co⁽²⁷⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,817,785	0.34
Circle Graphics Parent, LP⁽⁷⁾⁽²⁷⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	—
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	217,037	285,355	0.05
Telestream 2 LLC⁽⁷⁾⁽²⁷⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	4,173,261	0.77
Total United States of America Equities								4,261,733	6,276,401	1.16
Total Equities								4,261,733	6,276,401	1.16
Senior Secured Bonds
United States of America
Inspired Entertainment Inc⁽¹⁰⁾	Senior Secured Bonds	Gaming & Entertainment	SONIA+6.00%	10.01	6/11/2025	6/9/2030	£9,151,000	12,229,823	12,304,435	2.28
Service Properties Trust⁽¹⁰⁾	Senior Secured Bonds	Real Estate Development & Management	0%	0.00	9/15/2025	9/30/2027	8,929,000	7,707,774	7,872,387	1.46
Total United States of America Senior Secured Bonds								19,937,597	20,176,822	3.74
Total Senior Secured Bonds								19,937,597	20,176,822	3.74
Total Non-Controlled/Non-Affiliated Investments								1,057,381,113	1,042,596,820	193.41%
Non-Controlled/Affiliated Investments
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²³⁾⁽³⁴⁾	Senior Secured Debt	Industrial Products & Services	S+8.00%	12.36	1/31/2025	1/31/2030	6,038,401	6,011,750	6,038,401	1.12
Total United States of America Senior Secured Debt								6,011,750	6,038,401	1.12
Total Senior Secured Debt								6,011,750	6,038,401	1.12
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁶⁾⁽³⁴⁾	Senior Unsecured Debt	Industrial Products & Services	6.00%	6.00	1/31/2025	1/31/2033	4,323,515	6,534,866	6,716,982	1.25
Total United States of America Unsecured Debt								6,534,866	6,716,982	1.25

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(33)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽¹⁷⁾⁽³⁴⁾	Subordinated Unsecured Debt	Specialty Retail	15.00%	15.00%	8/8/2023	10/15/2030	€1,714,772	$1,803,254	$8,398,938	1.56%
Total Luxembourg Unsecured Debt								1,803,254	8,398,938	1.56
Total Unsecured Debt								8,338,120	15,115,920	2.81
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁷⁾⁽³⁴⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,383,682	1.37
Total Equities								7,459,569	7,383,682	1.37
Total Non-Controlled/Affiliated Investments								21,809,439	28,538,003	5.30%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁵⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.38	6/28/2021	7/1/2026	1,318,756	1,318,756	1,318,690	0.24
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁵⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.38	6/28/2021	7/1/2026	6,125,000	6,125,000	5,784,144	1.07
Total 1st Lien/Secured Loans								7,443,756	7,102,834	1.31
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁷⁾⁽³⁵⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	—	—
Total Equities								14,608,750	—	—
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁷⁾⁽³⁵⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁷⁾⁽³⁵⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹³⁾⁽³⁵⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	17.75	12/7/2019	12/6/2026	$652,463	652,463	519,556	0.10
Total Trust Interest								3,805,937	1,489,056	0.28
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁷⁾⁽³⁵⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,632,021	11,543,280	2.14
Total Real Estate Properties								14,632,021	11,543,280	2.14
Total Controlled Investments								40,490,464	20,135,170	3.73%
Total Investments, September 30, 2025								$1,119,681,016	$1,091,269,993	202.44%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						697,333	697,333	697,333	0.13
Total Cash Equivalents								697,333	697,333	0.13%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						13,525,966	13,525,966	13,525,966	2.51
Total Restricted Cash Equivalents								13,525,966	13,525,966	2.51%
Total Cash Equivalents and Restricted Cash Equivalents, September 30, 2025								$14,223,299	$14,223,299	2.64%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), or Sterling Overnight Index Average ("SONIA"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on September 30, 2025.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of September 30, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $26.9 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $45.2 million; the net unrealized depreciation was $18.3 million; the aggregate tax cost of securities for Federal income tax purposes was $1.1 billion.
(5)
Percentage is based on net assets of $539,167,799 as of September 30, 2025.
(6)
The investment has an unfunded commitment as of September 30, 2025 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $242.8 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $407.1 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2025, qualifying assets totaled 75.7% of the Fund’s total assets.
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
(27)
Represents a non-income producing investment.
(28)
The negative fair value is the result of the original discount on the loan.
(29)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(30)
Investment, representing 3.7% of cost and 2.1% of fair value, respectively, was on non-accrual status as of September 30, 2025, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(31)
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

September 30, 2025 (Unaudited)

(32)
Investment represents a first lien last out term loan pursuant to the respective credit agreement, with revolving facilities or other term loans referenced in the credit agreement receiving priority with respect to payment of principal and interest.
(33)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(34)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of September 30, 2025, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Debt		$4,100,660	$—	$(4,336,478)	$22,079	$213,739	$—	$79,861	$—	€-
Takko Fashion Sarl	Unsecured Debt	†	8,036,760	393,050	(2,460,471)	2,468,275	(38,676)	8,398,938	521,578	—	€1,714,772
Wesco Aircraft Holdings Inc	Secured Debt		—	6,011,750	—	26,651	—	6,038,401	502,839	—	6,038,401
Wesco Aircraft Holdings Inc	Unsecured Debt		—	6,534,866	—	182,116	—	6,716,982	171,725	—	4,323,515
Wesco Aircraft Holdings Inc	Equities		—	7,459,569	—	(75,887)	—	7,383,682	—	—	195,566
Total			$12,137,420	$20,399,235	$(6,796,949)	$2,623,234	$175,063	$28,538,003	$1,276,003	$—

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

† At September 30, 2025, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(35)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$12,808,845	$221,881	$—	$(1,487,446)	$—	$11,543,280	$—	$—	100%
SP-CREH 19 Highline LLC	Secured Loans	7,639,424	—	(6,321,815)	1,081	—	1,318,690	148,887	—	$1,318,756
SP-CREH 19 Highline LLC	Secured Loans	5,970,038	—	—	(185,894)	—	5,784,144	294,996	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	1,564,654	—	—	(1,564,654)	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	455,086	80,962	—	(16,492)	—	519,556	80,715	—	$652,463
Total		$29,407,547	$302,843	$(6,321,815)	$(3,253,405)	$—	$20,135,170	$524,598	$—

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

(36)
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2025 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	$—	$(77,342)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	77,342
US Interest Rate Swaps	Receive	SOFR	Annual	3.348%	Annual	9/22/2027	Goldman Sachs	$7,000,000	1,798	9,416
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$5,500,000	(7,793)	(73,883)
Total										(64,467)
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	900,446
Total										900,446
Total Interest Rate Swaps										$835,979
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased	Amount Sold	Fair Value
Derivative Counterparty
Bank of America	12/31/2025	C$	300,622	$218,091	(1,221)
Bank of America	12/31/2025		$280,649	€236,610	1,574
Bank of America	12/31/2025		$29,747,129	€25,044,996	207,234
Bank of America	12/31/2025		$18,408,397	£13,616,463	99,551
Total					$307,138

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Affiliated Investments
Senior Secured Debt
Germany
Takko Fashion GmbH⁽¹⁰⁾⁽³²⁾	Senior Secured Debt	Specialty Retail	10.25%	10.25%	10/30/2024	4/15/2030	€3,811,000	$4,122,740	$4,100,660	0.75%
Total Senior Secured Debt								4,122,740	4,100,660	0.75
Unsecured Debt
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁰⁾⁽³²⁾	Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€3,576,263	3,909,351	8,036,760	1.47
Total Unsecured Debt								3,909,351	8,036,760	1.47
Total Non-Controlled/Affiliated Investments								8,032,091	12,137,420	2.22%
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	7,640,570	7,640,570	7,639,424	1.40
SP-CREH 19 Highline LLC⁽⁷⁾⁽³³⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	6.53	6/28/2021	7/1/2025	6,125,000	6,125,000	5,970,038	1.10
Total 1st Lien/Secured Loans								13,765,570	13,609,462	2.50
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁵⁾⁽³³⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	1,564,654	0.29
Total Equities								14,608,750	1,564,654	0.29
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.18
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁵⁾⁽³³⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁴⁾⁽³³⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	18.00	12/7/2019	12/6/2026	$571,501	571,501	455,086	0.08
Total Trust Interest								3,724,975	1,424,586	0.26
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁵⁾⁽³³⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,410,140	12,808,845	2.35
Total Real Estate Properties								14,410,140	12,808,845	2.35
Total Controlled Investments								46,509,435	29,407,547	5.40%
Total Investments, December 31, 2024								$919,774,172	$891,045,657	163.51%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						40,144,282	40,144,282	40,144,282	7.37
Total Cash Equivalents								40,144,282	40,144,282	7.37%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						42,378,141	42,378,141	42,378,141	7.78
Total Restricted Cash Equivalents								42,378,141	42,378,141	7.78%
Total Cash Equivalents and Restricted Cash Equivalents, December 31, 2024								$82,522,423	$82,522,423	15.14%

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

In 2023, the Fund extended its investment period through June 30, 2025. Following the extension, the Fund was required to provide the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”) with the opportunity to sell their shares at a price not less than a net asset value per share prior to June 30, 2025 or the Fund would begin winding up its affairs. In 2025, the Board approved allowing Shareholders liquidity by permitting them the ability to sell their respective shares, in part or in whole, to new investors at the Fund’s net asset value per share as of April 30, 2025 pursuant to liquidity election forms (the “Liquidity Event”). The Liquidity Event was facilitated through an independent liquidity escrow trust, a Maryland Statutory Trust that initially purchased the shares transferred in the Liquidity Event on behalf of certain third party purchasers. Due to the Liquidity Event, the Fund is able to continue its operations perpetually.

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of September 30, 2025 and for each of the three and nine months ended September 30, 2025 and September 30, 2024 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2024. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.

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

Cash, Restricted Cash, Cash Equivalents and Foreign Cash

Cash and restricted cash on deposit at a major financial institution is included in cash and restricted cash, respectively, in the consolidated statements of assets and liabilities. Cash equivalents and restricted cash equivalents consist of highly liquid assets, such as money market funds. At times, cash, restricted cash and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

Restricted cash and cash equivalents are generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the Fund's credit facilities (Note 6). Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to the terms of the underlying credit facilities.

Additionally, cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

The table below comprises our cash, restricted cash, cash equivalents and foreign cash as of September 30, 2025 and December 31, 2024:

($ in millions)*	September 30, 2025	December 31, 2024
Cash	$12.9	$10.7
Cash equivalents	0.7	40.1
Restricted cash	2.8	5.9
Restricted cash equivalents	13.5	42.4
Foreign cash held at banks	3.4	0.0
Total cash and cash equivalents	$33.3	$99.2

(*) Totals may not foot due to rounding.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash and cash equivalents for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest income on cash and cash equivalents	$0.7	$1.1	$2.4	$3.0

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of September 30, 2025 and December 31, 2024, due from broker consists of approximately $1.9 million and $2.1 million, respectively, of cash collateral. As of September 30, 2025 and December 31, 2024, due to broker consists of approximately $0.0 million and $(1.9) million, respectively, of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended September 30, 2025 and 2024, non-cash interest income related to such accretion amounted to $1.1 million and $2.0 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, non-cash interest income related to such accretion amounted to $5.2 million and $5.5 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Deferred Financing and Debt Issuance Costs

Deferred financing costs represent fees and other direct costs incurred in connection with the Fund’s revolving credit facilities. These amounts are capitalized as an asset within the consolidated statements of assets and liabilities and are amortized using the straight-line methodology over the expected term of the borrowing which is generally expected to be at the end of the revolving period. The Fund records costs related to the issuance of term debt obligations as debt issuance costs. These costs are deferred and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of September 30, 2025 and December 31, 2024. Cash equivalents primarily consist of money market funds valued at their net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Income Taxes

The Fund has elected, effective as of May 1, 2025, to be treated, and intends to qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its investment company taxable income, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. As a RIC, the Fund is also subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner, for each taxable year, an amount at least equal to the sum of (1) 98% of its ordinary net income for the calendar year, (2) 98.2% of capital gains (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieves the Fund from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and nine months ended September 30, 2025 and September 30, 2024, the Fund did not incur any non-U.S. tax expenses.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and nine months ended September 30, 2025 and September 30, 2024, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2022. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and nine months ended September 30, 2025 and September 30, 2024, there were no material interest and penalties.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

and net increase (decrease) in net assets resulting from operations, as reported on the consolidated statements of operations. The Fund's CODM views the Fund's operations and manages its business in one operating segment, which is to primarily invest in U.S. middle market lending opportunities to achieve the Fund's investment objective.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact to its consolidated financial statements.

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

3.
Significant Agreements and Related Party Transactions

The Fund is party to a fourth amended and restated advisory agreement, entered into on April 30, 2025 (the "Advisory Agreement") pursuant to which the Fund has agreed to pay the Adviser a fee for its investment advisory and management services consisting of a management fee (the "Management Fee") and incentive compensation (the "Incentive Compensation"), which are ultimately borne by the Shareholders.

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

At September 30, 2025 and December 31, 2024, management fees payable were $1.4 million and $1.0 million, respectively. For the three months ended September 30, 2025 and September 30, 2024, the Management Fees incurred were $1.7 million and $1.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Management Fees incurred were $4.2 million and $3.1 million, respectively. For the three months ended September 30, 2025 and September 30, 2024, the Management Fees waived were $0.3 million and $0.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Management Fees waived were $0.6 million and $0.0 million, respectively.

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

The “Hurdle Rate Amount” was calculated on a quarterly basis by multiplying 1.75% (7.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-up Amount” was calculated on a quarterly basis by multiplying 2.0588% (8.2353% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The above calculations were appropriately adjusted for distributions during the quarter. “Pre-Incentive Compensation Net Investment Income" means, with respect to any period, (a) interest income, dividend income and any other income accrued or earned by the Fund during such period minus (b) operating expenses for that period (including Management Fee, expenses payable under any advisory agreement or sub-administrative agreement, and any interest expense and dividends paid on any

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

issued and outstanding preferred stock, but excluding Incentive Compensation); provided that Pre-Incentive Compensation Net Investment Income also includes in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities) accrued income that the Fund has not yet received in cash and net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty); provided further that Pre-Incentive Compensation Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

At September 30, 2025 and December 31, 2024, Income Incentive Fee payable was $2.0 million and $2.9 million, respectively. For the three months ended September 30, 2025 and September 30, 2024, the Income Incentive Fee was $2.0 million and $3.1 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Income Incentive Fee was $6.8 million and $8.8 million, respectively.

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

For the three and nine months ended September 30, 2025 and September 30, 2024, there was no Incentive Fee on Capital Gains.

Incentive Compensation Clawback - Through April 30, 2025

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Prior to the Liquidity Event, if the Fund was to wind down its affairs and complete final distributions to Shareholders or in connection with the Liquidity Event, the Adviser was obligated to pay the Fund an amount equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination (the "Clawback Amount"). In connection with, the Liquidity Event, the Adviser paid $8.5 million to the Fund to satisfy the Clawback Amount accrued as of the Liquidity Event, and will not be obligated to pay a Clawback Amount for any period after the Liquidity Event.

On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $7.0 million, at December 31, 2024, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the three months ended September 30, 2025 and 2024, the change in Clawback Amount was $0.0 million and $0.9 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the change in Clawback Amount was $1.5 million and $1.6 million, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the three months ended September 30, 2025 and September 30, 2024, the Fund incurred approximately $0.4 million and $0.4 million, respectively, in related party administration fees. For the nine months ended September 30, 2025 and 2024, the Fund incurred approximately $1.1 million and $1.3 million, respectively. As of September 30, 2025 and December 31, 2024, the related party administration fee payables were $0.5 million and $1.0 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of September 30, 2025, the Fund owed less than $0.1 million to an affiliate. As of December 31, 2024, the Fund was owed less than $0.1 million from an affiliate.

4.
Investments

Investments consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$1,049,487,758	$1,034,835,264	94.83%	$876,955,559	$860,212,364	96.54%
Second lien debt	17,087,128	14,626,390	1.34	5,851,820	5,135,575	0.58
Unsecured debt	8,338,120	15,115,920	1.39	3,909,351	8,036,760	0.90
Equities	26,330,052	13,660,083	1.25	14,922,327	3,427,527	0.38
Real estate properties	14,632,021	11,543,280	1.06	14,410,140	12,808,845	1.44
Trust interest	3,805,937	1,489,056	0.13	3,724,975	1,424,586	0.16
Total	$1,119,681,016	$1,091,269,993	100.00%	$919,774,172	$891,045,657	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At September 30, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 1.4% and 3.5% of the investment portfolio, respectively. At December 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.6% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	September 30, 2025			December 31, 2024
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$20,489,218	$20,604,553	1.89%	$45,540,104	$45,623,118	5.12%
Automobiles & Components	26,150,691	26,528,697	2.43	19,406,634	19,567,821	2.20
Building Products	17,647,719	17,979,703	1.65	—	—	—
Business Services	37,628,839	38,767,016	3.55	45,408,746	46,722,292	5.24
Commercial Services	9,592,090	9,777,693	0.90	9,151,816	9,263,700	1.04
Consumer Apparel	10,697,511	9,261,000	0.85	10,879,328	9,460,828	1.06
Consumer Brands	4,735,975	4,705,571	0.43	4,735,345	4,778,687	0.54
Consumer Products	26,142,070	27,133,138	2.49	26,572,439	27,451,180	3.08
Consumer Services	—	1,817,785	0.17	—	1,452,401	0.16
E-Commerce	25,621,263	18,835,589	1.73	31,681,893	25,617,170	2.87
Education	7,482,603	7,354,853	0.67	—	—	—
Energy	11,227,338	11,149,412	1.02	—	—	—
Environmental Solutions	15,404,681	15,534,977	1.42	15,603,000	15,594,785	1.75
Fitness & Leisure	22,244,392	22,325,452	2.05	10,689,826	11,019,232	1.24
Food & Beverage	25,933,354	25,975,471	2.38	10,184,494	9,964,578	1.12
Gaming & Entertainment	37,381,524	37,756,910	3.46	12,677,614	12,756,535	1.43
Government Services	11,724,956	11,778,175	1.08	10,412,630	10,496,974	1.18
Healthcare Equipment & Supplies	35,688,878	35,230,557	3.23	13,452,288	13,445,474	1.51
Healthcare Providers & Services	61,180,807	49,389,108	4.53	59,051,706	54,807,953	6.15
Healthcare Technology	16,496,788	16,598,254	1.52	16,732,001	16,796,811	1.89
Industrial Products & Services	68,033,870	68,386,208	6.27	72,711,060	71,759,336	8.05
Industrial Real Estate	14,632,021	11,543,280	1.06	19,454,222	17,832,059	2.00
Insurance & Insurance Services	23,419,711	23,369,737	2.14	12,601,730	12,646,297	1.42
Manufacturing	—	—	—	8,248,666	8,491,346	0.95
Media: Diversified & Production	21,761,496	21,541,272	1.97	21,410,976	21,204,573	2.38
Multi-Family	22,052,506	7,102,834	0.65	28,374,320	15,174,116	1.70
Oilfield Services	35,835,517	36,118,677	3.31	30,200,315	30,429,425	3.42
Paper & Packaging	43,886,837	43,396,565	3.98	49,653,490	46,887,093	5.26
Pharmaceuticals & Life Sciences	15,828,417	13,660,777	1.25	30,755,017	28,204,141	3.17
Power Generation	28,399,526	29,492,001	2.70	16,711,504	16,784,859	1.88
Professional Services	20,822,248	20,993,048	1.92	19,627,367	19,925,967	2.24
Real Estate Development & Management	44,453,479	44,210,154	4.05	25,857,920	25,766,625	2.89
Software & Services	104,952,287	105,452,940	9.66	88,131,797	87,300,854	9.80
Specialty Chemicals	28,874,553	28,884,406	2.65	10,341,858	10,281,804	1.15
Specialty Retail	35,508,036	42,082,427	3.86	41,881,575	46,053,641	5.17
Staples Retail	20,461,320	20,436,158	1.87	—	—	—
Technology	81,135,983	82,205,995	7.53	45,828,563	45,997,815	5.16
Technology Hardware & Equipment	36,447,524	36,273,039	3.32	18,319,538	18,258,574	2.05
Telecommunications	4,487,649	4,545,190	0.42	4,505,565	4,504,498	0.50
Transportation & Logistics	36,417,699	36,584,984	3.35	29,253,850	27,298,509	3.06
Utilities	4,993,703	4,997,331	0.46	—	—	—
Other	3,805,937	1,489,056	0.13	3,724,975	1,424,586	0.17
Total	$1,119,681,016	$1,091,269,993	100.00%	$919,774,172	$891,045,657	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of September 30, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	September 30, 2025			December 31, 2024
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,945,445	$2,962,032	0.27%	$6,250,605	$6,562,777	0.74%
Canada	57,161,375	57,036,840	5.23	22,401,729	22,639,890	2.54
Germany	—	—	—	4,122,740	4,100,660	0.46
Luxembourg	9,172,843	15,768,527	1.44	3,909,351	8,036,760	0.90
Netherlands	13,715,280	13,658,986	1.25	3,989,999	3,960,091	0.44
United Kingdom	5,005,552	5,287,586	0.48	5,100,651	5,018,589	0.56
United States of America	1,031,680,521	996,556,022	91.33	873,999,097	840,726,890	94.36
Total	$1,119,681,016	$1,091,269,993	100.00%	$919,774,172	$891,045,657	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of September 30, 2025.

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$212,390,314	$810,856,117	$1,023,246,431
Secured debt	—	20,176,822	6,038,401	26,215,223
Unsecured debt	—	8,398,938	6,716,982	15,115,920
Equities	1,817,785	—	11,842,298	13,660,083
Trust interest	—	—	1,489,056	1,489,056
Real estate properties	—	—	11,543,280	11,543,280
Total investments	$1,817,785	$240,966,074	$848,486,134	$1,091,269,993

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$14,223,299	$—	$—	$14,223,299
Total	$14,223,299	$—	$—	$14,223,299

Derivative Assets
Interest rate swaps	$—	$987,204	$—	$987,204
Foreign currency forward contracts	—	308,359	—	308,359
Total	$—	$1,295,563	$—	$1,295,563

Derivative Liabilities
Interest rate swaps	$—	$(151,225)	$—	$(151,225)
Foreign currency forward contracts	—	(1,221)	—	(1,221)
Total	$—	$(152,446)	$—	$(152,446)

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

The following table includes a roll forward of the amounts for the three months ended September 30, 2025 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at July 1, 2025	$739,538,278	$6,334,487	$12,423,446	$1,467,056	$10,116,813	$769,880,080
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	941,373	—	—	—	—	941,373
Interest paid-in-kind	940,954	128,490	—	27,628	—	1,097,072
Purchases(2)	84,785,811	—	—	—	37,479	84,823,290
Sales, paydowns and resolutions(2)	(6,907,616)	—	(96,540)	—	—	(7,004,156)
Net realized gain/(loss)	3,920	—	—	—	—	3,920
Net change in unrealized appreciation/(depreciation)	(2,408,202)	254,005	(484,608)	(5,628)	1,388,988	(1,255,445)
Balance at September 30, 2025	$816,894,518	$6,716,982	$11,842,298	$1,489,056	$11,543,280	$848,486,134
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2025	$(2,462,733)	$254,005	$(484,608)	$(5,628)	$1,388,988	$(1,309,976)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table includes a roll forward of the amounts for the nine months ended September 30, 2025 for investments classified within level 3.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2025	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	4,641,141	—	—	—	—	4,641,141
Interest paid-in-kind	3,306,320	128,490	—	80,962	—	3,515,772
Purchases(2)	166,411,164	6,406,376	11,504,264	—	221,881	184,543,685
Sales, paydowns and resolutions(2)	(124,332,492)	—	(96,540)	—	—	(124,429,032)
Net realized gain/(loss)	(9,565,726)	—	—	—	—	(9,565,726)
Net change in unrealized appreciation/(depreciation)	(4,471,728)	182,116	(1,540,552)	(16,492)	(1,487,446)	(7,334,102)
Balance at September 30, 2025	$816,894,518	$6,716,982	$11,842,298	$1,489,056	$11,543,280	$848,486,134
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2025	$(8,306,218)	$182,116	$(1,540,552)	$(16,492)	$(1,487,446)	$(11,168,592)
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at September 30, 2025	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$721,589,906	Income Approach	Yield	5.9% - 29.6% (11.8%)	Decrease
			Expected Term(2)	0.1 yrs. - 1.1 yrs. (0.7 yrs.)	Decrease
	68,023,223	Recent Transaction	N/A	N/A	N/A
	27,281,389	Market Comparables	Market Multiple	0.2x - 11.0x (4.0x)	Increase
Unsecured Debt	6,716,982	Market Comparables	Market Multiple	10.5x	Increase
Equities	11,842,298	Market Comparables	Market Multiple	4.0x - 10.5x (9.1x)	Increase
Real Estate Property	11,543,280	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	0.2 yrs.	Decrease
Trust Interest	1,489,056	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$848,486,134
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of September 30, 2025.

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
6.
Debt

In February 2025, the Board approved reducing the Fund's asset coverage requirements from 200% to 150% and in April 2025, the Fund's Shareholders approved the reduction at a Special Meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

senior securities at the end of the period. As of September 30, 2025 and December 31, 2024, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 200% and 221%, respectively.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $150 million. Prior to April 16, 2025, the facility termination date for the Revolving Credit Facility was April 17, 2028. The interest rate was 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

On April 16, 2025, the Fund entered into Amendment No. 20 to the Revolving Credit Facility ("Amendment No. 20"). Amendment No. 20, (i) reduced the applicable margin from 2.85% to 1.70%, (ii) extended the revolving period by three years and the facility termination date to April 17, 2031 and (iii) added a committed Optional Increased Facility Amount of $50,000,000. On July 16, 2025, the Fund exercised the $50,000,000 increase on the Revolving Credit Facility.

As of September 30, 2025 and December 31, 2024, $88.5 million and approximately $2.6 million, respectively, of the Revolving Credit Facility was outstanding.

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

The 2024 CLO consists of the following:

	September 30, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,390,805	$100,480,000	S+1.72%	6.04%
Class A-1a Notes	115,500,000	115,500,000	114,796,379	116,054,400	S+1.72%	6.04%
Class A-1b Notes	16,500,000	16,500,000	16,399,483	16,542,900	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,902,529	16,062,400	S+1.95%	6.27%
Class B Notes	24,000,000	24,000,000	23,853,793	24,144,000	S+2.10%	6.42%
Class C Notes	32,000,000	32,000,000	31,805,057	32,227,200	S+2.70%	7.02%
Total 2024 CLO	$304,000,000	$304,000,000	$302,148,046	$305,510,900		6.13%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

	December 31, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,259,304	$100,830,000	S+1.72%	6.38%
Class A-1a Notes	115,500,000	115,500,000	114,644,497	116,458,650	S+1.72%	6.38%
Class A-1b Notes	16,500,000	16,500,000	16,377,785	16,564,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,881,489	16,078,400	S+1.95%	6.61%
Class B Notes	24,000,000	24,000,000	23,822,233	24,168,000	S+2.10%	6.76%
Class C Notes	32,000,000	32,000,000	31,762,977	32,224,000	S+2.70%	7.36%
Total 2024 CLO	$304,000,000	$304,000,000	$301,748,285	$306,323,400		6.45%
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following tables present the details of the Fund’s borrowings as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$150,000,000	$88,500,000	$88,500,000	$88,500,000	S+1.70%	5.68%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,148,046	305,510,900	Various	6.13%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,798,592	142,100,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,366,962	1,492,625	12.00%	12.00%	4/30/2055
Total	$600,500,000	$539,000,000	$536,813,600	$537,603,525

	December 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$2,574,938	$2,574,938	$2,574,938	S+2.85%	7.35%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,748,285	306,323,400	Various	6.45%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,497,109	137,460,000	4.00%	4.00%	11/4/2026
Total	$549,000,000	$451,574,938	$447,820,332	$446,358,338
(1)
Interest rate as of September 30, 2025 and December 31, 2024 was 3-Month SOFR+1.70% and 3-Month SOFR+2.85%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of September 30, 2025 and December 31, 2024 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges. As of September 30, 2025 and December 31, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.6 million and $(0.2) million, respectively..

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024.

The components of the Fund's interest and financing expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$7,133,831	$7,990,571	$20,292,880	$24,451,464
Unfunded fees	168,949	136,375	507,007	350,284
Amortization of deferred financing costs and debt issuance costs	414,220	652,252	1,242,291	1,813,012
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	9,432	(12,939)	(40,928)	20,431
Total interest expense(2)	$7,726,432	$8,766,259	$22,001,250	$26,635,191
Weighted average interest rate(3)	6.17%	7.59%	6.24%	7.64%
Average borrowings	$496,700,000	$459,199,938	$471,117,494	$465,934,938
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of September 30, 2025 and December 31, 2024, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average notional value(1)	2025	2024	2025	2024
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	7,553,587	15,391,023	5,452,447	18,958,077
Foreign Currency Forward Contracts(3)	47,871,711	37,609,713	33,647,623	38,102,744
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

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
September 30, 2025
Interest Rate Swaps, hedge accounting(1)	$900,446	$—	$900,446	$—	$900,446
Interest Rate Swaps, non-hedge accounting(2)	86,758	151,225	(64,467)	—	(64,467)
Foreign Currency Forward Contracts(3)	308,359	1,221	307,138	—	307,138
December 31, 2024
Interest Rate Swaps, hedge accounting(4)	$17,406	$—	$17,406	$—	$17,406
Interest Rate Swaps, non-hedge accounting(5)	250,357	78,603	171,754	—	171,754
Foreign Currency Forward Contracts(6)	401,535	—	401,535	(401,535)	—
(1)
Over collateralization of $1.6 million is excluded from Collateral (Received)/Pledged at September 30, 2025.
(2)
Over collateralization of $(0.8) million is excluded from Collateral (Received)/Pledged at September 30, 2025.
(3)
Over collateralization of $1.0 million is excluded from Collateral (Received)/Pledged at September 30, 2025.
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(163,707)	$(1,402,867)	$(2,347,438)	$(1,019,988)
Interest rate swaps	4,941	78,971	15,217	574,647
Total net realized gain (loss) on derivative contracts	$(158,766)	$(1,323,896)	$(2,332,221)	$(445,341)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$837,661	$(21,816)	$(94,397)	$805,605
Interest rate swaps	17,897	(142,818)	(236,759)	(81,121)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$855,558	$(164,634)	$(331,156)	$724,484

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

A summary of the composition of the Fund’s unfunded commitments as of September 30, 2025 and December 31, 2024 is shown in the table below:

Portfolio Company	Investment Type	September 30, 2025	December 31, 2024
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$—	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	1,054,199	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	586,994	838,563
Artisan Bidco Inc	1st Lien Revolver	429,196	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	200,713
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	1,859,945	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	557,241	429,076
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	—	2,126,895
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	446,648	446,648
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	—	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	1,316,881	826,655
Gopher Resource LLC	1st Lien Revolver	559,542	239,804
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,161,710	—
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,189,370	—
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	5,045,399	5,238,806
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	178,189	178,189
Hootsuite Inc.	1st Lien Revolver	1,422,136	1,422,136
Inotiv Inc	1st Lien Revolver	995,522	1,244,402
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	2,408,809	—
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
MIS Acquisition, LLC	1st Lien Revolver	—	1,098,221
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Delayed Draw Term Loan	631,931	185,862
National Dentex Corp	1st Lien Revolver	14,872	364,290
NetSPI Midco Corporation	1st Lien Revolver	767,956	767,956
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	390,213	—
Recorded Books Inc (RB Media)	1st Lien Revolver	390,213	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,074,454	2,160,831
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	363,484	539,828
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	170,148	141,790
Source Energy Services Ltd	1st Lien Delayed Draw Term Loan	442,137	442,137
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
Telestream 2 LLC	1st Lien Revolver	425,843	—
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	—	235,569
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,655,600	2,814,143
USA Debusk LLC	1st Lien Revolver	1,089,985	832,352
Vantage Specialty Chemicals Inc	1st Lien Revolver	1,579,851	—
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	373,680	980,141
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	363,641	1,118,895
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	718,711	—
Total		$52,646,823	$52,470,747

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

As of September 30, 2025, the Fund had $72.1 million of unfunded capital commitments, which when included with previously funded net capital contributions would allow for a maximum amount of $619.7 million to be contributed to the Fund. Of unfunded commitments, $25.0 million will not available to be called until October 1, 2025 and $25.0 million will not available to be called until January 1, 2026. Total commitments of $25.9 million represent entities affiliated with the Adviser.

As of December 31, 2024, the Fund’s net capital contributions was $549.2 million. $94.5 million of net capital contributions were from entities affiliated with the Adviser.

Shares issued and outstanding as of September 30, 2025 and December 31, 2024 were 38,056,601 and 36,907,451, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 5% of the Fund as of September 30, 2025 and 18% as of December 31, 2024.

The following table summarizes activity in the number of shares issued during the nine months ended, September 30, 2025. There was no activity in the number of shares issued during the nine months ended, September 30, 2024.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 30, 2025	500	$7,375	$14.75
June 2, 2025	658,991	$9,502,656	$14.42

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.33	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.02	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.33	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.02	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.12	$4,428,894
August 6, 2025	August 15, 2025	September 1, 2025	Regular	$0.23	$8,640,397
September 29, 2025	September 30, 2025	October 31, 2025	Regular	$0.38	$14,461,509

The following table summarizes the Fund's dividends declared for the three and nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.33	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.02	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.33	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.02	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.33	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.02	$738,149

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the nine months ended September 30, 2025. There was no activity related to the distribution reinvestment plan for the nine months ended September 30, 2024.

Declared Date	Record Date	Payment Date	Shares Issued
August 6, 2025	August 15, 2025	September 1, 2025	489,659

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Nine Months Ended September 30,
	2025	2024
Per Share Data*(1)
Net asset value, beginning of period	$14.76	$14.64
Net investment income	1.19	1.38
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.36)	(0.27)
Total from operations	0.83	1.11
Dividends declared from net investment income	(1.43)	(1.05)
Dividends declared from realized gains	—	—
Total increase (decrease) in net assets	(0.60)	0.06
Net asset value, end of period	$14.17	$14.70
Shares outstanding, end of period	38,056,601	36,907,451
Total Return, based on net asset value(2)(6)	5.90%	7.70%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.43%	6.56%
Other operating expenses(7)(9)	2.20%	2.14%
Incentive compensation, net of clawback(6)	0.96%	1.32%
Total expenses(9)	8.59%	10.02%
Net investment income(9)	11.28%	12.97%
Net assets, end of period	$539,167,799	$542,374,082
Portfolio turnover rate(4)	19.36%	20.22%
Weighted-average debt outstanding	$471,117,494	$465,934,938
Weighted-average interest rate on debt(8)	6.24%	7.64%
Weighted-average shares outstanding	37,220,314	36,907,451

(*) Totals may not foot due to rounding.

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and dividends declared which reflected the actual amount per share for the applicable period.
(2)
Total return is calculated as the change in net asset value during the respective periods, assuming dividends and distributions, if any, are reinvested in accordance with the Fund’s dividend reinvestment plan, divided by the beginning net asset value per share.
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
(8)
Annualized.
(9)
Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended September 30, 2025, was 2.34%, 8.74%, and 11.14%, respectively.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

On October 1, 2025, the Fund issued and sold 1,702,510 shares at an offering price of $14.17 per share. The Fund received approximately $24.1 million as payment for such shares.

The Fund received approximately $12.0 million of net proceeds relating to subscriptions effective November 1, 2025.

On October 30, 2025, the Board declared a distribution of $0.125 per share, payable on November 28, 2025, for Shareholders of record on October 31, 2025.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $30 million and $150 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of September 30, 2025, the portfolio median EBITDA for our portfolio companies was approximately $105.7 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through September 30, 2025, we have invested approximately $4.1 billion in 289 portfolio companies, excluding any subsequent exits or repayments. As of September 30, 2025, the fair value of our portfolio was invested approximately 94.8% in first lien secured debt, 1.3% in second lien debt, 1.4% in unsecured debt, 1.3% in equity investments and 1.2% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $41.4 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of September 30, 2025, the fair value of the Fund’s total assets was comprised of approximately 75.7% of “qualifying assets.”

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Mid-Year 2025 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 10.7%, with 84% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Periods of economic uncertainty present both significant opportunities and risks. Increased volatility and market dislocation often result in a weakened capital base for new loan supply, and an increase in lending opportunities that require private capital to be accretive solution providers. We believe that the macroeconomic backdrop represents an attractive opportunity as, in addition to the borrowers that already prioritize private credit for their capital needs, when there is volatility in the public markets, there may be significantly increased demand for private credit. Given our capabilities and expertise in the specialty lending market, we believe we have built an all-cycle business model and we are well positioned to take advantage of the opportunity set in any market environment.

Portfolio and Investment Activity

As of September 30, 2025 and December 31, 2024, we had investments in 101 and 83 portfolio companies, respectively, with an aggregate fair value of $1,091.3 million and $891.0 million, respectively; our portfolio had an average portfolio company investment size of $10.8 million and $10.7 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $950.3 million and $908.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The table below summarizes our investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$1,049.5	$1,034.8	94.8%	$877.0	$860.3	96.5%
Second-lien debt	17.1	14.6	1.3%	5.9	5.1	0.6%
Unsecured debt	8.3	15.1	1.4%	3.9	8.0	0.9%
Equities	26.3	13.7	1.3%	14.9	3.4	0.4%
Other investments	18.5	13.1	1.2%	18.1	14.2	1.6%
Total	$1,119.7	$1,091.3	100.0%	$919.8	$891.0	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$1,078.2	96.3%	$1,068.3	97.9%	$868.1	94.4%	$845.2	94.9%
Non-accrual(1)	41.5	3.7%	23.0	2.1%	51.7	5.6%	45.8	5.1%
Total	$1,119.7	100.0%	$1,091.3	100.0%	$919.8	100.0%	$891.0	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended September 30, 2025, we funded an aggregate principal amount of $197.2 million. We funded $147.7 million in 10 new portfolio companies and $49.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.5 years. For the same period, we received $(35.0) million of aggregate repayments, paydowns and sales.

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

Our investment activity for the three months ended September 30, 2025 and September 30, 2024 is presented below:

	For the Three Months Ended September 30,
($ in millions)	2025	2024
Investment funded:
New purchases	$147.7	$71.8
Follow-ons	49.5	11.3
Total	$197.2	$83.1
Investments funded(1):
First-lien debt	$197.2	$82.8
Second-lien debt	—	—
Unsecured debt	—	0.1
Equities	—	—
Other investments	0.0	0.2
Total	$197.2	$83.1
Investments sold or repaid(1):
First-lien debt	$(32.4)	$(104.1)
Second-lien debt	—	—
Unsecured debt	—	—
Equities	(0.1)	(0.2)
Other investments	(2.5)	—
Total	$(35.0)	$(104.3)
Number of new investment commitments in new portfolio companies	10	6
Average new investment fundings in new portfolio companies	$14.8	$12.0
Weighted average term (years) for new investments in new portfolio companies	4.5	4.8
Percentage of new floating rate debt investments at fair value	94.6%	100.0%
Percentage of new fixed rate investments at fair value	5.4%	—
Weighted average yield of new investments at fair value	10.5%	11.8%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average yield of portfolio	9.8%	11.2%
Weighted average yield of performing debt investments	10.3%	12.0%
Weighted average interest rate of performing debt investments	10.0%	11.1%
Weighted average spread over SOFR of floating rate performing investments	6.1%	6.7%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Total investment income	$26.9	$32.3	$80.6	$93.4
Less: Total expenses	12.7	13.9	36.2	42.5
Net investment income	14.2	18.4	44.4	50.9
Net realized gain (loss)	(0.2)	(1.3)	(13.4)	$5.6
Net change in unrealized gain (loss)	(0.1)	(4.7)	0.0	$(15.8)
Net increase (decrease) in net assets resulting from operations	$13.9	$12.4	$31.0	$40.7

Investment Income

Investment income is comprised primarily of interest from debt investments, which includes PIK, amortization of upfront fees and prepayment fees.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest income, excluding PIK interest	$25.7	$30.4	$76.4	$88.1
PIK interest income	1.2	1.9	4.2	5.2
Other income	0.0	—	0.0	0.1
Total investment income	$26.9	$32.3	$80.6	$93.4

For the three months ended September 30, 2025, total investment income of $26.9 million decreased by approximately $5.4 million from $32.3 million for the three months ended September 30, 2024, primarily due to a decrease in interest income (excluding PIK) of $4.7 million. The decrease in interest income (excluding PIK) was primarily driven by base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 82 basis points.

For the nine months ended September 30, 2025, total investment income of $80.6 million decreased by approximately $12.8 million from $93.4 million for the nine months ended September 30, 2024, primarily due to a decrease in interest income (excluding PIK) of $11.7 million. The decrease in interest income (excluding PIK) was primarily driven by base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 92 basis points.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest and financing expenses	$7.7	$8.8	$22.0	26.6
Management fee (net of waiver)	1.4	1.0	3.6	3.1
Income incentive compensation	2.0	3.1	6.8	8.8
Incentive compensation clawback	—	(0.9)	(1.5)	(1.6)
Professional fees	0.5	0.7	2.2	2.0
Administration fees	0.5	0.5	1.5	1.7
Trustee fees	0.1	0.1	0.3	0.3
Other general and administrative expenses	0.5	0.6	1.3	1.6
Total expenses	$12.7	$13.9	$36.2	$42.5

For the three months ended September 30, 2025, total expenses of $12.7 million decreased by approximately $1.2 million from $13.9 million for the three months ended September 30, 2024. Interest and financing expenses for the three months ended September 30, 2025 decreased by $1.1 million over the prior period, primarily driven by base rates declines contributing to the decrease in annualized weighted average borrowing costs of approximately 142 basis points. Additionally, for the three months ended September 30, 2025, Income Incentive Compensation decreased approximately $1.1 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

For the nine months ended September 30, 2025, total expenses of $36.2 million decreased by approximately $6.3 million from $42.5 million for the nine months ended September 30, 2024. Interest and financing expenses for the nine months ended September 30, 2025 decreased by $4.6 million over the prior period, primarily driven by base rates declines contributing to the decrease in annualized weighted average borrowing costs of approximately 140 basis points. Additionally, for the nine months ended September 30, 2025, Income Incentive Compensation decreased approximately $2.0 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net realized gain (loss):
Investments	$0.1	$(0.0)	$(11.2)	$6.1
Foreign currency ("FX") transactions and FX forward contracts	(0.3)	(1.4)	(2.2)	(1.1)
Interest rate swaps	—	0.1	0.0	0.6
Total net realized gain (loss)	(0.2)	(1.3)	$(13.4)	$5.6
Net change in unrealized appreciation (depreciation):
Investments	(0.9)	(4.5)	$0.3	$(16.5)
Translation in FX and FX forward contracts	0.8	(0.1)	(0.1)	0.8
Interest rate swaps	—	(0.1)	(0.2)	(0.1)
Total net change in unrealized appreciation (depreciation)	$(0.1)	$(4.7)	$0.0	$(15.8)

Net Realized Gain (Loss)

For the three months ended September 30, 2025 and September 30, 2024, net realized gain (loss) on investments was $0.1 million and $(0.0) million, respectively. For the three months ended September 30, 2025 and three months ended September 30, 2024, there were no significant net realized gains (losses) on investments.

For the nine months ended September 30, 2025 and September 30, 2024, net realized gain (loss) on investments was $(11.2) million and $6.1 million, respectively. For the nine months ended September 30, 2025, the net realized gain (loss) was primarily driven by three portfolio companies with respective losses greater than ($1.0) million. For the nine months ended September 30, 2024, the net realized gain (loss) was primarily driven by one portfolio company exit with respective realized gains greater than $1.0 million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended September 30, 2025 and September 30, 2024, net change in unrealized appreciation (depreciation) on investments was $(0.9) million and $(4.5) million, respectively. For the three months ended September 30, 2025, we had gross unrealized appreciation of $7.6 million, primarily driven by three portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(8.5) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million. For the three months ended September 30, 2024, we had gross unrealized appreciation of $6.3 million, primarily driven by an increase in the fair value of our debt investments including one portfolio company with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(10.8) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

For the nine months ended September 30, 2025 and September 30, 2024, net change in unrealized appreciation (depreciation) on investments was $0.3 million and $(16.5) million, respectively. For the nine months ended September 30, 2025, we had gross unrealized appreciation of $23.8 million, primarily driven by seven portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(23.5) million, primarily driven by six portfolio companies with respective unrealized depreciation above $(1.0) million. For the nine months ended September 30, 2024, we had gross unrealized appreciation of $13.2 million, primarily driven by an increase in the fair value of our debt investments including two portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(29.7) million, primarily driven by eight portfolio companies with respective unrealized depreciation above $(1.0) million.

Income Taxes, Including Excise Taxes

The Fund has elected, and intends to qualify annually thereafter, to be treated as a RIC, as defined under Subchapter M of the Internal Revenue Code of 1986. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

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

For the three and nine months ended September 30, 2025, there was no accrued U.S. federal excise tax.

Realized Internal Rate of Return on Resolved Assets

Since commencement of our investment operations on July 1, 2015 through September 30, 2025, we have fully exited investments in 189 portfolio companies, which have resulted in an unlevered internal rate of return (gross of expenses) of 13.0%, or unlevered internal rate of return (net of expenses) of 10.1% on resolved assets. The internal rate of return is the percentage rate of return earned on each dollar invested related to realized investments, based on the amounts and effective dates of each funding and repayment related to each realized investment. Please see above for more information regarding Fund expenses. The Fund expects to use leverage and, to the extent that returns on investments are greater than the interest the Fund pays on leverage, returns to Shareholders will be increased. Since formation, in excess of 70% of the Fund's assets were "qualifying assets" under Section 55(a) of the 1940 Act.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2025 and December 31, 2024, our asset coverage ratio was 200% and 221%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of September 30, 2025 and December 31, 2024, our unfunded portfolio commitments were approximately $52.6 million and $52.5 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of September 30, 2025, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2025, we had approximately $61.5 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of September 30, 2025, we had $33.3 million in cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks. During the nine months ended September 30, 2025, cash provided by operating activities was $(129.6) million, primarily driven by payments for the purchase of investments of ($385.6) million and other operating activity of ($0.4) million partially offset by proceeds from sales, paydowns and resolutions of investments of $183.9 million, net change in unsettled transactions of $41.5 million, and an increase in net assets resulting from operations of $31.0 million. Lastly, cash used in financing activities was $63.8 million, primarily due to net proceeds from debt borrowings and principal repayments of $87.4 million offset by dividends paid of ($31.8) million.

Contractual Obligations

As of September 30, 2025, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	—	145.0	—	—
2025 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	88.5	—	—	—	88.5
Total Contractual Obligations	$539.0	$—	$145.0	$—	$394.0

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

	September 30, 2025
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	6.04%
Class A-1a Notes	115.5	115.5	S+1.72%	6.04%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	6.27%
Class B Notes	24.0	24.0	S+2.10%	6.42%
Class C Notes	32.0	32.0	S+2.70%	7.02%
Total 2024 CLO	$304.0	$304.0		6.13%

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

As of September 30, 2025, the commitment under the Revolving Credit Facility was $150 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of

0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of September 30, 2025, the Fund had $72.1 million of unfunded capital commitments, of which $25.0 million will not be available to be called until October 1, 2025 and $25.0 million will not be available to be called until January 1, 2026 (see Note 9 to the consolidated financial statements for more details).

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

As of September 30, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2025	December 31, 2024
First Lien Secured Debt	$52.3	$52.2
Second Lien Secured Debt	—	—
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$52.6	$52.5

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On October 1, 2025, the Fund issued and sold 1,702,510 shares at an offering price of $14.17 per share. The Fund received approximately $24.1 million as payment for such shares.

The Fund received approximately $12.0 million of net proceeds relating to subscriptions effective November 1, 2025.

On October 30, 2025, the Board declared a distribution of $0.125 per share, payable on November 28, 2025, for Shareholders of record on October 31, 2025.

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

As of September 30, 2025, approximately 96.2% of our total debt investments at fair value (or 96.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 97.3% of our performing debt investments based on fair value were effectively floating rate investments as of September 30, 2025. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	September 30, 2025
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$31.7	$(15.6)	$16.1
Up 200 basis points	21.2	(10.4)	10.8
Up 100 basis points	10.6	(5.2)	5.4
Up 50 basis points	5.3	(2.6)	2.7
Down 50 basis points	(5.2)	2.6	(2.6)
Down 100 basis points	(10.3)	5.2	(5.1)
Down 200 basis points	(19.7)	10.4	(9.3)
Down 300 basis points	(28.3)	15.6	(12.7)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect the results of their operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended September 30, 2025 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Silver Point Specialty Lending Fund

Date: November 12, 2025	By:	/s/ Edward Mulé
Edward Mulé
Chief Executive Officer

Date: November 12, 2025	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer