Form 10-K
period 2025-12-31
Silver Point Specialty Lending Fund
filed 2026-03-18
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 has not been provided because there is no established market for the Registrant's common shares of beneficial interest.

As of March 18, 2026, the Registrant had 22,149,006 common shares of beneficial interest, $0.001 par value per share, outstanding. Common stock outstanding excludes March 2, 2026 subscriptions since the issuance price is not yet finalized at this time.

SIGNATURES	89

PART I

Item 1. Business.

The Fund

Silver Point Specialty Lending Fund (the "Fund" or the "Company") is a specialty finance company focused on investing in senior secured loans to private U.S. middle market companies. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2025, the portfolio median EBITDA for our portfolio companies was $116.6 million. We may also, from time to time, invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $44.0 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since our inception on July 1, 2015 through December 31, 2025, we have invested approximately $4.3 billion in 304 portfolio companies, excluding any subsequent exits or repayments.

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

As of December 31, 2025, Silver Point had approximately $44.0 billion of investable assets across its funds (including leverage for applicable funds). As of December 31, 2025, Silver Point had over 390 employees, of which 117 are investment professionals who may have responsibilities to the Fund and to other investment vehicles. Silver Point has a highly experienced infrastructure team of over 240 professionals in legal and compliance, operations, accounting and finance, investor relations and human resources.

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

As of December 31, 2025, we had investments in 109 portfolio companies with an aggregate fair value of $1,183.7 million. The corresponding average investment size of our portfolio at fair value was approximately $10.9 million. As of December 31, 2025, the largest single investment based on fair value represented 2.4% of our total investment portfolio. We generally target investments in first lien debt, which we believe offers attractive risk-adjusted return characteristics. As of December 31, 2025, the fair value of our portfolio was invested approximately 94.5% in first lien secured debt, 1.5% in second lien debt, 1.8% in unsecured debt, 1.1% in equity investments and 1.1% in other investments. As of December 31, 2025, based on fair value, approximately 89.3% of our investments were in U.S. companies.

As of December 31, 2025, the gross unlevered yield on our portfolio was 9.6% and yield on performing debt portfolio was 9.9% with a remaining weighted average term of 3.8 years. As of December 31, 2025, approximately 95.0% of our total debt investments at fair value (or 95.1% of our performing debt investments) bore floating interest rate. The performing debt investments with floating rates had an average spread over the Secured Overnight Financing Rate (“SOFR”) of approximately 590 basis points. 5.0% of our performing debt investments were fixed rate investments, which had an average interest rate of 9.2% (without considering the impact of the interest swaps). From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps (refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Derivatives and Hedging” for further details). With the impact of the interest rate swaps, approximately 97.0% of our performing debt investments based on fair value were effectively floating rate investments at December 31, 2025. As of December 31, 2025, there were non-accrual loans associated with 4 portfolio companies, representing 4.0% of cost and 2.0% of fair value in our portfolio, respectively.

For the year ended December 31, 2025, we funded an aggregate principal amount of $551.5 million. We funded $451.8 million in 45 new portfolio companies and $99.7 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.8 years. For the same period, we received $251.3 million of aggregate repayments, paydowns and sales.

During the period from our formation through December 31, 2025, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act.

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2025 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 11.7%, with 84% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Ability to invest throughout cycles including during periods of economic uncertainty. We believe that direct lending can offer attractive risk adjusted returns throughout cycles, as there is consistently a stream of borrowers that prioritize private credit for their capital needs. We have also found that times of increased volatility often results in a weakened capital base for new loan supply and an increase in lending opportunities that require private capital to be accretive solution providers. Given our capabilities and expertise in the direct lending market, having invested throughout cycles, including the Global Financial Crisis, we believe we have built an all-cycle business model and we are well positioned to take advantage of the opportunity set in any market environment.

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

Differentiated Origination Strategy. The investment team originates opportunities from a variety of differentiated sources, and typically seeks to focus on less competitive investments. Silver Point’s sourcing network has grown out of the relationships that it has built over 20+ years across a global credit investment platform of approximately $44.0 billion in investable assets, including advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors. These sourcing relationships are honed through Silver Point’s dedicated origination team, its broad investment platform and a dedicated trading desk that informs the market on Silver Point’s capabilities as a value-added financing source. Silver Point has established deep relationships with a broad range of financial intermediaries as a lender with differentiated abilities to understand complex financing needs and customize solutions. Additionally, we believe our sourcing capabilities are further differentiated by our dedicated capital markets team which empowers us with market leading intelligence and established syndications capability. Silver Point’s ability to provide creative, customized solutions increases the scope of potential lending opportunities and positions us to work directly and flexibly with borrowers.

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

Investment Committee. Silver Point has an experienced and established committee-driven investment process, with a focus on maximizing value and reducing risk. Silver Point’s investment process includes both a bottom-up credit evaluation of individual positions and a top-down view on markets and macro risk. Mr. Mulé, our portfolio manager, has primary investment authority, with the Investment Committee providing input. In addition to Mr. Mulé, the Investment Committee includes Michael Gatto, a partner of our Adviser, Anthony DiNello, a Managing Director of our Adviser, Chair of the Board of Trustees, Chief Executive Officer and President of the Fund, Matthew Sheahan, a Managing Director of our Adviser and Head of Credit and Taylor Montague, a Managing Director of our Adviser. When appropriate, a senior industry-focused investment analyst also participates in the Investment Committee.

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

Shareholder Agreements and Liquidity Event

Pursuant to agreements entered into between the Fund and each of our Shareholders in 2023 (the “Shareholder Agreements”), the Fund was required to provide its shareholders with the opportunity to sell their common shares at net asset value prior to June 30, 2025, or the Fund would have been required to begin winding up its affairs. In February 2025, the Board approved allowing Shareholders liquidity by permitting them the ability to sell their respective shares, in part or in whole, to new investors at the Fund’s net asset value per share as of April 30, 2025, pursuant to liquidity election forms (the “Liquidity Event”). Due to the Liquidity Event, the Fund is able to continue its operations perpetually.

Reverse Share Split

On December 26, 2025, the Fund filed a Certificate of Amendment to its Second Amended and Restated Declaration of Trust with the State Department of Assessment and Taxation of Maryland to implement a one-for-two reverse share split of the Fund’s common shares, which was effective as of the close of business on December 26, 2025. Immediately prior to the reverse share split, the Fund had approximately 42,480,777 common shares outstanding. Following the reverse share split, the Fund had approximately 21,240,388 common shares outstanding.

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
•
Four of our current Shareholders beneficially own 70.2% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval.
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
•
We will be subject to corporate level income tax if we are unable to qualify as a RIC.
•
We will be subject to withholding of U.S. federal income tax on distributions for non-U.S. shareholders.
•
We may have difficulty paying our required distributions if we recognized income before, or without, receiving cash respresnting such income.
•
Shareholders may be required to pay tax in excess of the cash they receive.

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

Prior to the Liquidity Event, our Management Fee was calculated at an annual rate of 0.75% (0.1875% per quarter) of our Shareholders' aggregate net capital contributions on the last day of each calendar quarter.

At December 31, 2025 and December 31, 2024, management fees payable were $1.5 million and $1.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Management Fees incurred were $6.1 million, $4.1 million and $4.1 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Management Fees waived were $0.9 million, $0.0 million and $0.0 million, respectively.

Incentive Fee

The Incentive Fee consists of two components that are determined independent of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee is based on income (“Income Incentive Fee”), and a portion is based on capital gains (“Incentive Fee on Capital Gains”).

Quarterly Income Incentive Fee. For purposes of calculating the Income Incentive Fee, pre-incentive fee net investment income means interest income, dividend income and any other income accrued or earned, minus operating expenses (including Management Fees, expenses payable under any advisory agreement or sub-administration agreement, and any interest expense and dividends paid on any issued and outstanding preferred shares, but excluding Incentive Fees) for the applicable period. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-incentive fee net investment income also includes net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty). Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Income Incentive Fee will be paid to our Adviser quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

(1) no amount in any calendar quarter in which the Fund’s pre-incentive fee net investment income in the current calendar quarter and each of the 11 preceding calendar quarters (the “Trailing Twelve Quarters”) does not exceed the “Hurdle Rate Amount”, which is determined on a quarterly basis by multiplying 1.50% (6.00% annualized) by the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters;

(2) 100% of the Fund’s pre-incentive fee net investment income for the Trailing Twelve Quarters, if any, that exceeds the Hurdle Rate Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 1.7143% (6.8571% annualized) and the value of the Fund’s net assets (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters; and

(3) for any calendar quarter in which the Fund’s pre-incentive fee net investment income for the Trailing Twelve Quarters exceeds the Catch-Up Amount, 12.5% of the amount of the Fund’s pre-incentive fee net investment income, if any, that exceeds the Catch-Up Amount for such Trailing Twelve Quarters.

The Catch-Up Amount is intended to provide our Adviser with incentive fee of 12.5% on all of the pre-incentive fee net investment income during the relevant Trailing Twelve Quarters.

These calculations will be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and shall be appropriately prorated for any period of less than three months.

The following is a graphical representation of the calculation of the Income Incentive Fee:

Pre-incentive fee net investment income

(expressed as a percentage of total net assets in respect of the applicable Trailing Twelve Quarters)

For the years ended December 31, 2025, 2024 and 2023, the Income Incentive Fee was $9.3 million, $11.7 million and $10.7 million, respectively.

Annual Incentive Fee Based on Capital Gains. Capital Gains Incentive Fee is calculated on an annual basis. For each Annual Period, we will pay our Adviser an Incentive Fee equal to (A) 12.5% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, subsequent to the Liquidity Event until the end of such Annual Period minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid or allocated to our Adviser subsequent to the Liquidity Event (including amounts waived or reduced). For the avoidance of doubt, unrealized capital gains are excluded from the calculation in clause (A), above.

We will accrue, but not pay, a portion of the Capital Gains Incentive Fee with respect to net unrealized appreciation. Under GAAP, we are required to accrue any Capital Gains Incentive Fee that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Capital Gains Incentive Fee, we consider the cumulative aggregate unrealized capital appreciation in the calculation, because Capital Gains Incentive Fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record Capital Gains Incentive Fee equal to 12.5% of such amount, minus the aggregate amount of actual Capital Gains Incentive Fee paid in all prior periods. If such amount is negative, then there is no accrual for such period or there is reversal of previous period accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For purposes of computing the Capital Gains Incentive Fee, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. Therefore, on a look-through basis, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Capital Gains Incentive Fee.

For each of the years ended December 31, 2025, 2024 and 2023, the Capital Gains Incentive Fee was $0.0 million. Refer to Note 3 to the consolidated financial statements for further details on the clawback provisions.

Prior to April 30, 2025, the Fund paid to the Adviser (i) quarterly income incentive compensation intended to provide the Adviser with incentive compensation of 15% on all of the pre-incentive compensation net investment income during the relevant

Trailing Twelve Quarters, subject to a hurdle rate of 1.75% per quarter (7.00% annualized), and (ii) an annual incentive fee based on capital gains equal to (A) 15% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from the inception of the Fund until the end of such Annual Period, minus (B) the cumulative amount of incentive fees based on capital gains previously paid or allocated to our Adviser since the launch of the Fund (including amounts waived or reduced).

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

Board Approval of the Advisory Agreement

Our Board of Trustees approved the Advisory Agreement on March 7, 2025, and our Shareholders approved the Advisory Agreement on April 30, 2025. In connection with approving the Advisory Agreement, the Board of Trustees focused on information it had received relating to, among other things: (a) the capabilities of the Adviser; (b) the nature, quality and extent of the advisory and other services provided to us by the Adviser; (c) comparative data with respect to advisory fees paid by other BDCs with similar investment objectives; (d) our investment performance compared to the performance of other BDCs with similar investment objectives; (e) the potential for economies of scale to be realized as our assets grow; and (f) other benefits that may accrue to the Adviser and its affiliates as a result of their relationship with us, if any. Based on the information reviewed and the discussion thereof, the Board, including the Trustees who are not “interested persons” of our Adviser, Silver Point or their respective affiliates as defined in Section 2(a)(19) of the Investment Company Act (“Independent Trustees”), determined that the compensation payable to the Adviser is reasonable in relation to the services provided by the Adviser and unanimously approved the Advisory Agreement.

Duration and Termination

The Advisory Agreement will remain in full force and effect for two years from April 30, 2025, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Trustees and (b) by a vote of a majority of our Board of Trustees or of a majority of our outstanding voting securities. The Advisory Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by our Board of Trustees, by vote of a majority of our outstanding voting share, as defined in the Investment Company Act, or by our Adviser. The Advisory Agreement shall automatically terminate in the event of its assignment as defined in the Investment Company Act.

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

For the years ended December 31, 2025, 2024 and 2023, the Adviser incurred administration expenses of approximately $2.2 million, $2.3 million and $2.2 million, respectively, under the Advisory Agreement and Sub-Administration Agreement.

Our Adviser is not obligated to retain the Sub-Administrator as a sub-administrator. The Sub-Administration Agreement may be terminated by either party without penalty upon 180 days’ written notice to the other party.

Transfer Agent

U.S. Bancorp Fund Services, LLC also serves as our transfer agent.

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

Managerial Assistance to Portfolio Companies

As a BDC, other than CLOs, we must limit our investments in any types of entities that rely on the exceptions set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (including, but not limited to, hedge funds and private equity funds) to no more than 15% of our net assets. Since formation, in excess of 70% of the Fund’s assets were “qualifying assets” under Section 55(a) of the Investment Company Act. As of December 31, 2025, the fair value of the Fund’s total assets was comprised of approximately 77.4% of “qualifying assets”.

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

Indebtedness and Senior Securities

Under Section 61(a) of the Investment Company Act, the Fund is generally not permitted to issue senior securities unless after giving effect thereto the Fund met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the Fund, of at least 150%.

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

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the U.S. federal income tax considerations generally applicable to us and to an investment in our common shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, partnerships or other pass-through entities and their owners, non-U.S. shareholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. shareholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares, persons that own or at any time have owned (actually or constructively) 5% or more of our common shares, and persons who hold our shares as part of a “straddle,” “hedge” or “closing of the offering” transaction. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. This summary applies only to investors who hold common shares as capital assets within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) (generally, property held for investment). This discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations thereof, each as of the date of this Form 10-K and all of which are subject to differing interpretation or change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (“IRS”) regarding the matters discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax aspects set forth below.

A “U.S. shareholder” is a beneficial owner of our common shares that is for U.S. federal income tax purposes:

•
a citizen or individual resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.

A “non-U.S. shareholder” is a beneficial owner of our common shares that is neither a partnership nor a U.S. shareholder. If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective shareholder that is a partnership holding our common shares should consult its tax advisors with respect to the effect on its partners of the purchase, ownership and disposition of our common shares.

We encourage investors to consult their own tax advisors regarding the specific consequences of an investment in our shares in light of their specific situation, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Taxation as a RIC

As a BDC, we intend to elect be treated as a RIC under Subchapter M of the Code, effective for the taxable year that began on the day immediately following the date of the Liquidity Event, and intend to qualify and continue to qualify for taxation as a RIC. Except as otherwise noted, the remainder of this discussion assumes we will qualify for taxation as a RIC.

As a RIC, we will generally not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to obtain RIC tax treatment, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and any tax-exempt income in excess of certain disallowed deductions (the “Annual Distribution Requirement”).

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of shares or other “securities” or currencies or other income derived with respect to our business of investing in such shares, securities or currencies, or net income derived from an interest a “qualified publicly traded partnership” (as defined in the Code) (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and
o
no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships.”

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we must generally include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we expect that we will generally be required to take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the asset diversification tests. If the partnership is a “qualified publicly traded partnership,” the net income derived from such partnership will be qualifying income for purposes of the 90% Income Test, and interests in the partnership will be “securities” for purposes of the diversification tests. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we generally will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gains in excess of net short-term capital losses) that we timely distribute to shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any investment company taxable income and net capital gain not distributed (or deemed distributed) to our shareholders. In addition, depending on the concentration of our ownership (after applying applicable constructive ownership rules), it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes, in which case undistributed income could be subject to additional corporate-level income taxes under the personal holding company rules.

We will be subject to a 4% non-deductible U.S. federal excise tax on certain undistributed income unless we distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year and (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (unless an election is made to use our fiscal year). In addition, the minimum amounts that must be distributed in any year to avoid the excise tax will be increased or decreased to reflect any under-distribution or over-distribution, as the case may be, from previous years. For purposes of the excise tax, we will be deemed to have distributed any income on which we paid U.S. federal income tax. There can be no assurance that sufficient amounts of our taxable income and capital gain will be distributed to entirely avoid the imposition of the excise tax. In that event, we will be liable for the excise tax only on the amount by which we do not meet the foregoing distribution requirement.

Because we may issue preferred shares or use debt financing, we may be prevented by financial covenants from making distributions to our shareholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on our distributions to our shareholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our status for taxation as a RIC, or subject us to U.S. federal income or excise tax on retained income.

Although we do no presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Nevertheless, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the diversification tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the imposition of income or excise taxes, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to its shareholders. In addition, a RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset future capital gains, indefinitely. As a result of these limits on the deductibility of expenses and net capital losses, we may for tax purposes have taxable income for certain taxable years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to shareholders, nor would we be required to make distributions. Distributions would generally be taxable to our individual and other non-corporate taxable shareholders as ordinary dividend income eligible for the reduced maximum rate applicable to “qualified dividend income” to the extent of our current and accumulated earnings and profits, provided certain holding period and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. To qualify again to be taxed as a RIC in a subsequent year, we would be required to distribute to our shareholders our accumulated earnings and profits attributable to non-RIC years. In addition, if we failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, we would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if we had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain or qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of shares or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. These U.S. federal income tax provisions could therefore affect the amount, timing and character of distributions to common shareholders. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Gain or loss recognized by us from the sale or exchange of warrants or other securities acquired by us, as well as any loss attributable to the lapse of warrants, will generally be treated as capital gain or loss. Such gain or loss will generally be long-term or short-term, depending on how long we held a particular warrant or other security.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants or that are contingent payment debt instruments), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether the cash attributable to such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash. Because such amounts will be included in our investment company taxable income for the year of the accrual even if we have not received any corresponding cash amount, we may have difficulty meeting the Annual Distribution Requirement or making sufficient distributions to eliminate U.S. federal income or excise taxes on retained income.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the diversification requirements.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may be unclear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be established to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our shareholders on such fees and income.

We may hold a more than 10% interest in certain foreign corporations that are treated as controlled foreign corporations (“CFCs”) for U.S. federal income tax purposes. In that event, we would be treated as receiving an income inclusion (treated as ordinary income) each year from such foreign corporations in an amount equal to our pro rata share of the corporation’s income for that tax year (including both ordinary earnings and capital gains), regardless of whether or not the CFC makes an actual distribution during such year. If we acquire shares in “passive foreign investment companies” (“PFICs”), we may be subject to federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend to our shareholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) would generally require us to recognize income or gain in advance of the receipt of cash.

Taxation of U.S. shareholders

Distributions by us are generally taxable to U.S. shareholders as ordinary income or capital gains. Distributions of our investment company taxable income (which is, generally, the Fund’s net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be subject to tax as ordinary income to U.S. shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common shares. Provided that certain holding period and other requirements are met, such distributions (if properly reported by us) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that our income consists of dividend income from U.S. corporations and (ii) in the case of individual shareholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that we receive qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). We expect that our distributions will generally not be attributable to dividends received by us and thus that they will generally not qualify for the dividends received deduction or for favorable treatment as qualified dividend income.

Distributions of our net capital gain properly reported by us as “capital gain dividends” will be taxable to a U.S. shareholder as long-term capital gains, regardless of the U.S. shareholder’s holding period for its common shares and regardless of whether paid in cash or reinvested in additional common shares. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s common shares and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. shareholder.

Although we currently intend to distribute any long-term capital gains at least annually, we may in the future decide to retain some or all of our long-term capital gains, and designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. shareholder will be required to include its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. shareholder, and the U.S. shareholder will be entitled to claim a credit equal to its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. shareholder’s tax basis for its common shares. A U.S. shareholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our shareholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of our deduction for dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been both paid by us and received by our U.S. shareholders on December 31 of the year in which the dividend was declared.

If an investor purchases our common shares shortly before the record date of a distribution, the price of the shares will include the value of the distribution, and the investor will be subject to tax on the distribution, even though economically it may represent a return of his, her or its investment.

Except in the case of a repurchase of our shares (the consequences of which are discussed below), a U.S. shareholder will generally recognize taxable gain or loss if such U.S. shareholder sells or otherwise disposes of our common shares. Any gain or loss arising from such sale or taxable disposition will generally be treated as long-term capital gain or loss if the U.S. shareholder has held its shares for more than one year. Otherwise, it would be classified as short-term capital gain or loss. Any capital loss arising from the sale or taxable disposition of our common shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a taxable disposition of our common shares may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The deductibility of capital losses is subject to limitations.

In general, individual U.S. shareholders are currently subject to a preferential rate on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year), including long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. shareholders currently are subject to U.S. federal income tax on net capital gain at ordinary income rates.

In general, a repurchase of shares should be treated as a sale or exchange of such shares under section 302 of the Code, if the repurchase (a) is “substantially disproportionate” with respect to the shareholder, (b) results in a “complete redemption” of the shareholder’s interest, or (c) is “not essentially equivalent to a dividend” with respect to the shareholder. A “substantially disproportionate” distribution generally requires a reduction of at least 20% in the shareholder’s proportionate interest in the

Fund and also requires the shareholder to own less than 50% of the voting power of all classes entitled to vote immediately after the repurchase or redemption. A “complete redemption” of a shareholder’s interest generally requires that all shares owned by such shareholder be disposed of. A distribution “not essentially equivalent to a dividend” requires that there be a “meaningful reduction” in the shareholder’s proportionate interest in the Fund, which should result if the shareholder has a minimal interest in the Fund, exercises no control over Fund affairs and suffers a reduction in his proportionate interest in the Fund. In determining whether any of these tests has been met, any shares actually owned, as well as shares considered to be owned by the shareholder by reason of certain constructive ownership rules set forth in section 318 of the Code, generally must be taken into account.

If the repurchase of your shares meets any of these three tests for “sale or exchange” treatment, you will recognize gain or loss as if the shares were sold, as described above. If none of the tests described above are met, you may be treated as having received, in whole or in part, a dividend, return of capital or capital gain, depending on (i) whether there are sufficient earnings and profits to support a dividend and (ii) your tax basis in the relevant shares. The tax basis in the sold shares will be transferred to any remaining shares held by you in the Fund. In addition, if the repurchase of shares is treated as a “dividend” to a shareholder, a constructive dividend under certain provisions of the Code may result to a non-selling shareholder whose proportionate interest in the earnings and assets of the Fund has been increased as a result of such transaction.

Certain U.S. shareholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on all or a portion of their “net investment income,” which includes dividends received from us and capital gains from the sale or other disposition of our shares.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) only if either (i) our shares are held by at least 500 persons at all times during a taxable year, (ii) our shares are regularly traded on an established securities market or (iii) our shares are treated as continuously offered under applicable securities laws. Although we expect to be treated as a “publicly offered regulated investment company”, we cannot assure you that we will be treated as such for all years. If we are not treated as a publicly offered regulated investment company for any period, for purposes of computing the taxable income of U.S. shareholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. shareholders’ allocable shares of the management and incentive fees paid to our Adviser and certain of our other expenses, (ii) each such U.S. shareholder will be treated as having received or accrued a dividend from us in the amount of such U.S. shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. shareholder will be treated as having paid or incurred such U.S. shareholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. shareholder. Miscellaneous itemized deductions are generally not deductible.

We will send to each of our U.S. shareholders, after the end of each calendar year, a notice detailing the amounts includible in such U.S. shareholder’s taxable income for such year.

Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. shareholder’s particular situation.

Taxation of Non-U.S. shareholders

Whether an investment in our common shares is appropriate for a non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in our common shares by a non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisers before investing in our common shares.

Distributions (including deemed distributions) of our investment company taxable income to non-U.S. shareholders that are not “effectively connected” with a U.S. trade or business conducted by the non-U.S. shareholder, whether paid in cash or reinvested in our common shares, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) to the extent of our current or accumulated earnings and profits. If the distributions are effectively connected with a U.S. trade or business of a non-U.S. shareholder, and, if required by an applicable income tax treaty, attributable to a permanent establishment in the United States, the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. shareholders, and we will generally not be required to withhold U.S. federal tax if the non-U.S. shareholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. Shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their tax advisers.

Properly reported ordinary distributions to non-U.S. shareholders are, however, generally exempt from U.S. federal withholding tax where they (i) are paid in respect of our “qualified net interest income” (generally, U.S.-source interest income that is not (a) certain contingent interest or (b) interest from obligations of a corporation or partnership in which we are at least a

10% shareholder, reduced by expenses that are allocable to such interest income) or (ii) are paid in respect of our “qualified short-term capital gains” (generally, the excess of net short-term capital gain over long-term capital loss for such taxable year). Depending on our circumstances, we may report all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-U.S. shareholder would need to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN (for individuals) or W-8BEN-E (for entities) or substitute Form). In the case of shares held through an intermediary, the intermediary may withhold even if we report the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. shareholders should contact their intermediaries with respect to the application of these rules to their shares. There can be no assurance as to what portion of our distributions would qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.

Actual or deemed distributions of our net capital gain to a non-U.S. shareholder, and gains recognized by a non-U.S. shareholder upon the sale of our common shares, that are not effectively connected with a U.S. trade or business conducted by the non-U.S. shareholder will generally not be subject to U.S. federal income or withholding tax unless the non-U.S. shareholder is a nonresident alien individual and is physically present in the U.S. for 183 or more days during the taxable year and meets certain other requirements.

Distributions of our investment company taxable income and net capital gain (including deemed distributions) to non-U.S. shareholders, and gains recognized by non-U.S. shareholders upon the sale of our common shares, that are effectively connected with a U.S. trade or business conducted by the non-U.S. shareholder will be subject to U.S. federal income tax at the rates applicable to U.S. persons. In addition, if such non-U.S. shareholder is a foreign corporation, it may also be subject to a 30% (or lower applicable treaty rate) branch profits tax on its effectively connected earnings and profits for the taxable year, subject to adjustments, if its investment in our common shares is effectively connected with its conduct of a U.S. trade or business.

If we distribute our net capital gain in the form of deemed rather than actual distributions, a non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

In addition, withholding at a rate of 30% will be required on dividends in respect of our shares held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons or by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Similarly, dividends in respect of our shares held by an investor that is a non-financial non-U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we or the applicable withholding agent will in turn provide to the Internal Revenue Service. Accordingly, the entity through which our shares are held will affect the determination of whether such withholding is required. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. We will not pay any additional amounts to shareholders in respect of any amounts withheld. Non-U.S. shareholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in our shares.

Non-U.S. persons should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our common shares.

The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

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

In addition, risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government have led in the past, and may lead in the future, to short-term or prolonged policy impasses, including, among other things, related to the U.S. federal debt ceiling or a failure to approve funding to operate the government, which could result in a default on U.S. debt. A default on U.S. debt or a failure to approve a budget could have negative consequences for interest rates, the ability of our portfolio companies to finance their operations and our business. As a result, ratings agencies may lower or threaten to lower the long-term sovereign credit rating on the United States. On August 1, 2023, Fitch Ratings lowered its long-term rating on U.S. sovereign debt to “AA+” from “AAA,” citing governance concerns, among other things. On May 16, 2025, Moody's downgraded its long-term ratings on the U.S. as an issuer and its senior unsecured debt to "Aa1" from "Aaa."Any similar developments in the future could cause interest rates and borrowing costs to rise, which may negatively impact our business, financial condition and results of operations. Similar policy impasses within the U.S. government could, and have, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

Equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent trustees. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage ratio, as calculated in accordance with the Investment Company Act, must equal at least 150% immediately after each time we incur indebtedness. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than our current leverage due to factors such as higher inflation that is still cooling and that may increase again. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

In addition, pursuant to the Investment Company Act, our total borrowings are limited and we are allowed to borrow amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, is at or above 150% immediately after such borrowing. This means that we can borrow up to $2 for every $1 of investor equity. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. Further, other BDCs may be better positioned to take advantage of such changes, potentially leaving the Fund at a competitive disadvantage. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Trustees’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to obtain lines of credit in the future or issue senior securities at all or on terms acceptable to us.

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

Assumed Return on Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding Return to Common Stockholder	-26.1%	-15.7%	-5.3%	5.1%	15.5%

(1)
Assumes, as of December 31, 2025, (i) $1.24 billion in total assets, (ii) $601.6 million in outstanding indebtedness, at par, (iii) $593.8 million in net assets and (iv) weighted average contractual interest rate of 5.2%, excluding fees (such as fees on undrawn and amortization of deferred financing costs) and hedge accounting impact.

Based on an outstanding indebtedness of $601.6 million as of December 31, 2025, the effective annual interest rate of 5.9% as of that date (inclusive of fees, amortization of deferred financing costs and hedge accounting impact), our investment portfolio of $1,183.7 million, at fair value, would have had to produce an annual return of approximately 3.0% to cover annual interest payments on the outstanding debt.

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

As of December 31, 2025, we had $250 million of revolving credit under the Revolving Credit Facility and we had approximately $151.1 million outstanding in loans, and $98.9 million undrawn. We also had a $145 million aggregate principal amount of notes placed by the Fund on November 4, 2021, that mature on November 4, 2026 (the "2026 Notes") and the 2024 CLO of $304 million. Currently, we do not know whether we will renew, extend, replace or be able to refinance these debt arrangements upon their respective maturities. If we are unable to renew or refinance our debt arrangements prior to maturity or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional securities or (3) possible liquidation of some or all of our investments and other assets, any of which could have a material adverse effect on our liquidity, results of operations, financial position and our ability to maintain distributions to our Shareholders. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Financial Condition, Liquidity and Capital Resources.”

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

The various covenants place limitations on our investments, including with respect to diversification of such investments. Such limitations may cause us to be unable to make certain potentially attractive investments or to be forced to sell others, potentially impairing our profitability. As of December 31, 2025, we were in compliance with these covenants. Continued compliance with the covenants depends on numerous factors, some of which are beyond our control. Failure to comply with covenants may result in a default under the various debt arrangements, which if not cured or waived, could result in an acceleration of repayments.

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

The Incentive Fee consist of two parts, one based on our income, or the Income Incentive Fee, and the other based on our capital gains, or the Capital Gains Incentive Fee. Income Incentive Fee is calculated as a percentage of pre-incentive fee net investment income. Since pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation, it is possible that we may pay our Adviser Income Incentive Fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the minimum hurdle rate, we will pay the applicable Income Incentive Fee even if we have incurred a loss in the applicable period due to realized and unrealized capital losses. In addition, because the minimum hurdle rate is calculated based on our net assets, decreases in net assets due to realized or unrealized capital losses in any given quarter may increase the likelihood that the hurdle rate is reached in that period and, as a result, that Income Incentive Fee is paid.

Capital Gains Incentive Fee is calculated annually based upon our realized capital gains, computed net of realized capital losses and unrealized capital depreciation on a cumulative basis since the Liquidity Event. As a result, we may owe our Adviser Capital Gains Incentive Fee during one year as a result of realized capital gains on certain investments, and then later incur significant realized capital losses and unrealized capital depreciation on the remaining investments in our portfolio during subsequent years.

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

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users. The use of artificial intelligence and machine learning technology by our and our portfolio companies' competitors may adversely affect our and our portfolio companies' performance.

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

In 2011, S&P lowered its long term sovereign credit rating on the U.S. to “AA+” from “AAA.” The downgrade by S&P increased volatility in both shares and bond markets, resulting in higher interest rates and higher Treasury yields, and increased the costs of all kinds of debt. On August 1, 2023, Fitch Ratings lowered its long-term rating on U.S. sovereign debt to "AA+" from "AAA," citing governance concerns, among other things. On May 16, 2025, Moody's downgraded its long-term ratings on the U.S. as an issuer and its senior unsecured debt to "Aa1" from "Aaa." Repeat occurrences of similar events could have significant adverse effects on the U.S. economy generally and could result in significant adverse impacts on issuers of securities held by the Fund itself. Our Adviser cannot predict the effects of similar events in the future on the U.S. economy and securities markets or on the Fund’s portfolio. Our Adviser monitors developments and seeks to manage the Fund’s portfolio in a manner consistent with achieving the Fund’s investment objective, but there can be no assurance that it will be successful in doing so and our Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments.

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

Original Issue Discount and Payment-in-kind Interest may affect our Incentive Fees.

Original issue discount (“OID”) may arise if we hold securities issued at a discount (interest income will be accrued that will not be received in cash until maturity or sale). Also, certain loans may include contractual payment-in-kind (“PIK”) interest (interest paid in the form of additional principal amount of the loan instead of in cash). Income Incentive Fee will be calculated and paid on income that may include OID or PIK provisions. Additionally, the market prices of PIK instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. The higher yields and interest rates of both OID and PIK securities reflect the payment deferral and increased credit risk associated with such securities, and OID and PIK investments may represent a significantly higher credit risk than coupon loans. Even if the accounting conditions for income accrual are met, the borrower could still default when actual payment to us is supposed to occur at the maturity of the obligation. OID and PIK securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. PIK interest has the effect of generating investment income at a compounding rate and increasing the incentive fees payable on the same basis. In addition, the deferral of PIK interest may increase the loan to value at a compounding rate, assuming no change in the underlying value of the borrower. Depending on the amount of noncash income generated by OID and PIK, we may have difficulty making distributions. OID and PIK securities create the risk that incentive fees will be paid to our Adviser based on non-cash accruals that ultimately may not be realized, but our Adviser will be under no obligation to reimburse the Fund for these fees. However, to extent we write off any non-cash accruals, such accruals will be treated as a capital loss for purposes of the Capital Gains Incentive Fee.

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

Four of our current Shareholders beneficially own 70.2% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval.

As of the date of this annual report, four of our current Shareholders beneficially own 70.2% of our common shares. They will be able to exert significant control over matters submitted to our Shareholders for approval. These Shareholders, if they acted together, could significantly influence matters requiring approval by our Shareholders, including the election of Trustees and the approval of certain business combination transactions. The interests of these Shareholders may not always coincide with our interests or the interests of other Shareholders.

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

We intend to pay monthly distributions to our Shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, our ability to pay distributions to our Shareholders could be limited. All distributions will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations, compliance with covenants under our credit agreements and other debt financing agreements and such other factors as our Board of Trustees may deem relevant from time to time.

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

We will be subject to corporate level income tax if we are unable to qualify as a RIC.

Although the Fund currently intends to qualify as a RIC, no assurance can be given that the Fund will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to shareholders, the Fund generally must meet the annual distribution, source-of-income and asset diversification requirements.

The annual distribution requirement for a RIC will generally be satisfied if the Fund distributes at least 90% of its ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to shareholders. To maintain status as a RIC, the Fund generally must also meet certain asset diversification requirements at the end of each calendar quarter and source-of-income tests on an annual basis. Failure to meet these tests may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of the Funds’ investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If the Fund fails to maintain our status as a RIC for any reason and becomes subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce the Fund's net assets, the amount of income available for distribution and the amount of the Fund's distributions.

We may be subject to withholding of U. S. federal income tax on distributions for non-U.S. shareholders.

Distributions by a RIC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the shareholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. shareholder, and an exemption from U.S. tax in the hands of a non-U.S. shareholder.

Properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. shareholders. Under such exemption, a non-U.S. shareholder generally may receive interest-related dividends free of U.S. withholding tax if the shareholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. In particular, the exemption does apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend eligible for the exemption. Also, because our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. shareholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan principal balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. Such a failure could have a material adverse effect on us and on any investment in us.

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash, including the following:

•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;
•
OID income may also create uncertainty about the source of our cash dividends;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
for accounting purposes, cash distributions to shareholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•
generally, we must recognize income for income tax purposes no later than when it recognizes such income for accounting purposes;
•
the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;
•
the presence of accreted OID income and PIK interest income create the risk of non-refundable cash payments to the Adviser in the form of incentive fees on income based on non-cash accreted OID income and PIK interest income accruals that may never be realized;
•
even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;
•
OID and PIK create the risk that incentive fees will be paid to the Adviser based on non-cash accruals that ultimately may not be realized, which the Adviser will be under no obligation to reimburse us or these fees; and

PIK interest has the effect of generating investment income and increasing the incentive fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Shareholders may be required to pay tax in excess of the cash they receive.

Under our dividend reinvestment plan, if a shareholder owns our common shares, the shareholder will have all cash distributions automatically reinvested in additional common shares unless such shareholder, or his, her or its nominee on such shareholder’s behalf, specifically “opts out” of the dividend reinvestment plan by delivering a written notice to the plan administrator prior to the record date of the next distribution. If a shareholder does not “opt out” of the dividend reinvestment plan, that shareholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common shares to the extent the amount reinvested was not a tax-free return of capital. As a result, a shareholder may have to use funds from other sources to pay U.S. federal income tax liability on the value of the common stock received. Even if a shareholder chooses to “opt out” of the dividend reinvestment plan, we may have the ability to declare a large portion of a dividend in common shares instead of in cash in order to satisfy the Annual Distribution Requirement. As long as a sufficient portion of this dividend is available to be paid in cash (generally 20%) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a shareholder generally will be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the shareholder in the same manner as a cash dividend, even though most of the dividend was paid in common shares

Item 1B. Unresolved Staff Comments.

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

The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements

Item 4. Mine Safety Disclosures.

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

Holders

As of March 18, 2026, there were 541 holders of our common shares.

Distributions

We intend to pay monthly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. Please see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9 Net Assets—Distributions” for further information regarding our distributions on common shares. See also "Item 1A. Risk Factors—We may not be able to pay you distributions on our common shares, and our distributions to you may not grow over time."

The following table summarizes the Fund's dividends declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.66	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.04	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.66	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.04	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.24	$4,428,894
August 6, 2025	August 15, 2025	September 1, 2025	Regular	$0.46	$8,640,397
September 29, 2025	September 30, 2025	October 31, 2025	Regular	$0.76	$14,461,509
October 30, 2025	October 31, 2025	November 26, 2025	Regular	$0.25	$5,044,532
November 21, 2025	November 30, 2025	December 29, 2025	Regular	$0.25	$5,176,837
December 27, 2025	December 31, 2025	January 30, 2026	Regular	$0.25	$5,310,097

The following table summarizes the Fund's dividends declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2024	September 30, 2024	November 12, 2024	Regular	$0.66	$12,179,459
November 7, 2024	September 30, 2024	November 12, 2024	Supplemental	$0.04	$738,149
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.66	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.04	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.66	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.04	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.66	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.04	$738,149

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

Overview

The Fund was originally formed on July 31, 2014 as a Delaware limited partnership and started operations on July 1, 2015. The Fund converted into a statutory trust organized under the laws of the state of Maryland on November 15, 2021. We have elected to be regulated as a BDC under the 1940 Act and intend to qualify as a RIC for U.S. federal income tax purposes. We are an “emerging growth company” under the JOBS Act. For so long as we remain an emerging growth company under the JOBS Act, we will be subject to reduced public company reporting requirements.

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of December 31, 2025, the portfolio median EBITDA for our portfolio companies was approximately $116.6 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through December 31, 2025, we have invested approximately $4.3 billion in 304 portfolio companies, excluding any subsequent exits or repayments. As of December 31, 2025, the fair value of our portfolio was invested approximately 94.5% in first lien secured debt, 1.5% in second lien debt, 1.8% in unsecured debt, 1.1% in equity investments and 1.1% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $44.0 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of December 31, 2025, the fair value of the Fund’s total assets was comprised of approximately 77.4% of “qualifying assets.”

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market Year-End 2025 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 11.7%, with 84% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Ability to invest throughout cycles including during periods of economic uncertainty. We believe that direct lending can offer attractive risk adjusted returns throughout cycles, as there is consistently a stream of borrowers that prioritize private credit for their capital needs. We have also found that times of increased volatility often results in a weakened capital base for new loan supply and an increase in lending opportunities that require private capital to be accretive solution providers. Given our capabilities and expertise in the direct lending market, having invested throughout cycles, including the Global Financial Crisis, we believe we have built an all-cycle business model and we are well positioned to take advantage the opportunity set in any market environment.

Portfolio and Investment Activity

As of December 31, 2025 and December 31, 2024, we had investments in 109 and 83 portfolio companies, respectively, with an aggregate fair value of $1,183.7 million and $891.0 million, respectively. As of December 31, 2025 and December 31, 2024, our portfolio had an average portfolio company investment size of $10.9 million and $10.7 million based on fair value, respectively.

Our average investment portfolio size based on fair value was $997.0 million and $905.0 million for the years ended December 31, 2025 and 2024, respectively.

The table below summarizes our investments as of December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$1,140.3	$1,118.4	94.5%	$877.0	$860.3	96.5%
Second-lien debt	22.2	18.1	1.5%	5.9	5.1	0.6%
Unsecured debt	14.6	21.3	1.8%	3.9	8.0	0.9%
Equities and warrants	26.4	13.2	1.1%	14.9	3.4	0.4%
Other investments	18.6	12.7	1.1%	18.1	14.2	1.6%
Total	$1,222.1	$1,183.7	100.0%	$919.8	$891.0	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$1,172.9	96.0%	$1,160.3	98.0%	$868.1	94.4%	$845.2	94.9%
Non-accrual(1)	49.2	4.0%	23.4	2.0%	51.7	5.6%	45.8	5.1%
Total	$1,222.1	100.0%	$1,183.7	100.0%	$919.8	100.0%	$891.0	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the year ended December 31, 2025, we funded an aggregate principal amount of $551.5 million. We funded $451.8 million in 45 new portfolio companies and $99.7 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 4.8 years. For the same period, we received $251.3 million of aggregate repayments, paydowns and sales.

For the year ended December 31, 2024, we funded an aggregate principal amount of $321.2 million. We funded $271.6 million in 29 new portfolio companies and $49.6 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.4 years. For the same period, we received $308.1 million of aggregate repayments, paydowns and sales.

Our investment activity for the years ended December 31, 2025 and 2024 is presented below:

	For the Years Ended December 31,
($ in millions)	2025	2024
Investment funded:
New purchases	$451.8	$271.6
Follow-ons	99.7	49.6
Total	$551.5	$321.2
Investments funded(1):
First-lien debt	$510.9	$317.9
Second-lien debt	16.2	—
Unsecured debt	12.4	2.3
Equities	11.6	0.5
Other investments	0.4	0.5
Total	$551.5	$321.2
Investments sold or repaid(1):
First-lien debt	$(248.7)	$(289.6)
Second-lien debt	—	—
Unsecured debt	(2.5)	(3.9)
Equities	(0.1)	(9.7)
Other investments	(0.0)	(4.9)
Total	$(251.3)	$(308.1)
Number of new investment commitments in new portfolio companies	45	29
Average new investment fundings in new portfolio companies	$10.0	$9.4
Weighted average term (years) for new investments in new portfolio companies	4.8	5.4
Percentage of new floating rate debt investments at fair value	93.0%	100.0%
Percentage of new fixed rate investments at fair value	7.0%	—
Weighted average yield of new investments at fair value	9.7%	11.0%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average yield of portfolio	9.6%	11.2%
Weighted average yield of performing debt investments	9.9%	12.0%
Weighted average interest rate of performing debt investments	9.7%	11.1%
Weighted average spread over SOFR of floating rate performing investments	5.9%	6.7%

Results of Operations

For the years ended December 31, 2025 and 2024

Operating results for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
($ in millions)	2025	2024
Total investment income	$111.9	$123.5
Less: Total expenses	50.1	55.7
Net investment income	61.8	67.8
Net realized gain (loss)	(12.8)	$6.8
Net change in unrealized gain (loss)	(10.4)	$(18.4)
Net increase (decrease) in net assets resulting from operations	$38.6	$56.2

Investment Income

Investment income for the years ended December 31, 2025 and 2024 was as follows:

	For the Years Ended December 31,
($ in millions)	2025	2024
Interest income, excluding PIK interest	$106.2	$116.2
PIK interest income	5.5	7.2
Other income	0.2	0.1
Total investment income	$111.9	$123.5

For the year ended December 31, 2025, total investment income of $111.9 million decreased by approximately $(11.6) million compared to $123.5 million for the year ended December 31, 2024, primarily due to a decrease in interest income (excluding PIK) of $10 million. The decrease in interest income (excluding PIK) was primarily driven by lower spreads and base rate declines contributing to the decrease in annualized yield (excluding PIK) of approximately 218 basis points.

Expenses

Operating expenses for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
($ in millions)	2025	2024
Interest and financing expenses	$30.1	34.5
Management fee (net of waiver)	5.2	4.1
Income incentive fee	9.3	11.7
Incentive compensation clawback	(1.5)	(1.7)
Professional fees	2.9	2.4
Administration fees	2.2	2.3
Trustee fees	0.4	0.4
Other general and administrative expenses	1.5	2.0
Total expenses	$50.1	$55.7

For the year ended December 31, 2025, total expenses of $50.1 million decreased by approximately $5.6 million compared to $55.7 million for the year ended December 31, 2024. Interest and financing expenses for the year ended December 31, 2025 decreased $4.4 million over the prior year, primarily driven by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 131 basis points. Additionally, for the year ended December 31, 2025, Income Incentive Fee decreased by approximately $2.4 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
($ in millions)	2025	2024
Net realized gain (loss):
Investments	$(11.0)	$5.9
Foreign currency ("FX") transactions and FX forward contracts	(1.9)	1.0
Interest rate swaps	0.1	(0.1)
Total net realized gain (loss)	$(12.8)	$6.8
Net change in unrealized appreciation (depreciation):
Investments	$(9.6)	$(19.5)
Translation in FX and FX forward contracts	(0.5)	1.2
Interest rate swaps	(0.3)	(0.1)
Total net change in unrealized appreciation (depreciation)	$(10.4)	$(18.4)

Net Realized Gain (Loss)

For the year ended December 31, 2025, net realized gain (loss) on investments was $(11.0) million, primarily driven by three portfolio companies with respective realized losses greater than $(1.0) million. For the year ended December 31, 2024, net realized gain (loss) on investments was $5.9 million primarily driven by one portfolio company exit with respective gains greater than $1.0 million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the year ended December 31, 2025, net change in unrealized appreciation (depreciation) on investments was $(9.6) million, primarily driven certain portfolio-company specific developments. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $25.0 million, primarily driven by six portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(34.6) million, primarily driven by seven portfolio companies with respective unrealized depreciation above $(1.0) million.

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

Income Taxes, Including Excise Taxes

The Fund intends to elect and qualify annually, to be treated as a RIC, as defined under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

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

For the years ended December 31, 2024 and 2023

The comparison of the years ended December 31, 2024 and 2023 can be found within "Item 2—Financial Information—Results of Operations" in our statement on Form 10-K, filed with the SEC on March 14, 2025.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of December 31, 2025 and December 31, 2024, our asset coverage ratio was 199% and 221%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of December 31, 2025 and December 31, 2024, our unfunded portfolio commitments were approximately $66.9 million and $52.5 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of December 31, 2025, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of December 31, 2025, we had approximately $98.9 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of December 31, 2025, we had $34.1 million in cash and cash equivalents, restricted cash and cash equivalents, and foreign cash held at banks. During the year ended December 31, 2025, cash used in operating activities was $(230.1) million, primarily driven by payments for the purchase of investments of $(551.5) million offset by proceeds from sales, paydowns and resolutions of investments of $251.3 million, other operating activity of $13.8 million, net change in unsettled transactions of $17.7 million and an increase in net assets resulting from operations of $38.6 million. Lastly, cash used in financing activities was $165.0 million, primarily due to net proceeds from debt borrowings and principal repayments of $150 million and new issuance of common shares of $57.6 million offset by dividends paid of $(42.0) million.

Contractual Obligations

As of December 31, 2025, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	145.0	—	—	—
2025 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	151.1	—	—	—	151.1
Total Contractual Obligations	$601.6	$145.0	$—	$—	$456.6

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

	December 31, 2025
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	5.62%
Class A-1a Notes	115.5	115.5	S+1.72%	5.62%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	5.85%
Class B Notes	24.0	24.0	S+2.10%	6.00%
Class C Notes	32.0	32.0	S+2.70%	6.60%
Total 2024 CLO	$304.0	$304.0		5.74%

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

As of December 31, 2025, the commitment under the Revolving Credit Facility was $250 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of December 31, 2025, the Fund had $26.5 million of unfunded capital commitments, of which $25.0 million will not be available to be called until January 1, 2026 (see Note 9 to the consolidated financial statements for more details).

Distributions

We intend to pay monthly dividends to our Shareholders out of assets legally available for distribution. All dividends will be paid at the discretion of our Board of Trustees and will depend on our earnings, financial condition, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time (see Note 9 to the consolidated financial statements for more details).

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

As of December 31, 2025 and December 31, 2024, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	December 31, 2025	December 31, 2024
First Lien Secured Debt	$66.6	$52.2
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$66.9	$52.5

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2025, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

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

Recent Developments

On January 2, 2026, the Fund issued and sold 357,654 shares at an offering price of $27.96 per share. The Fund received $10.0 million as payment for such shares.

On January 29, 2026, the Board declared a dividend of $0.24 per share, payable on February 27, 2026, for Shareholders of record on January 31, 2026.

On February 2, 2026, the Fund issued and sold 358,038 shares at an offering price of $27.93 per share. The Fund received $10.0 million as payment for such shares.

On February 27, 2026, the Board declared a dividend of $0.24 per share, payable on March 31, 2026, for Shareholders of record on February 28, 2026.

The Fund received $10.0 million of net proceeds related to subscriptions effective March 2, 2026.

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

As of December 31, 2025, approximately 95.0% of our total debt investments at fair value (or 95.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 97.0% of our performing debt investments based on fair value were effectively floating rate investments as of December 31, 2025. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	December 31, 2025
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$34.5	$(17.5)	$17.0
Up 200 basis points	23.0	(11.7)	11.3
Up 100 basis points	11.5	(5.8)	5.7
Up 50 basis points	5.8	(2.9)	2.9
Down 50 basis points	(5.6)	2.9	(2.7)
Down 100 basis points	(11.0)	5.8	(5.2)
Down 200 basis points	(21.1)	11.7	(9.4)
Down 300 basis points	(29.3)	17.5	(11.8)
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

The interest sensitivity analysis as of December 31, 2024 can be found within "Item 2—Financial Information—Quantitative and Qualitative Analysis About Market Risk" in our statement on Form 10-K, filed with the SEC on March 14, 2025.

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

76

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Silver Point Specialty Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Silver Point Specialty Lending Fund and its subsidiaries (the “Fund”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodians, transfer agent, brokers, agent banks and portfolio company investees; when replies were not received from the transfer agent, brokers and agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 18, 2026

We have served as the Fund’s auditor since 2015.

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,157,779,432 and $865,232,646, respectively)	$1,133,651,175	$849,500,690
Non-controlled, affiliated investments (amortized cost of $23,603,860 and 8,032,091, respectively)	30,263,217	12,137,420
Controlled investments (amortized cost of $40,671,939 and $46,509,435, respectively)	19,832,346	29,407,547
Total investments, at fair value (amortized cost of $1,222,055,231 and $919,774,172, respectively)	1,183,746,738	891,045,657
Cash and cash equivalents (cash equivalents of $11,056,883 and $40,144,282, respectively)	14,006,888	50,837,455
Restricted cash and cash equivalents (restricted cash equivalents of $12,954,969 and $42,378,141, respectively)	17,888,102	48,317,750
Foreign cash held at banks (cost of $2,165,557 and $22,244, respectively)	2,163,174	21,064
Receivable for unsettled transactions	5,351,693	10,906,345
Interest receivable	8,223,819	7,850,936
Incentive compensation clawback (Note 3)	—	7,025,114
Foreign currency forward contracts, at fair value	65,048	401,535
Interest rate swaps, at fair value	1,144,580	267,763
Due from broker	1,773,780	2,077,052
Deferred financing costs	1,785,354	161,667
Other assets	313,017	998,922
Total assets	$1,236,462,193	$1,019,911,260

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $2,448,150 and $3,554,749, respectively)	$599,743,222	$447,820,332
Payable for unsettled transactions	21,204,629	9,095,503
Due to broker	—	1,920,000
Interest payable	5,352,673	6,463,550
Management fees payable to an affiliate (Note 3)	1,506,894	1,029,670
Income incentive fee payable to an affiliate (Note 3)	2,501,126	2,854,790
Interest rate swaps, at fair value	226,331	78,603
Foreign currency forward contracts, at fair value	177,236	—
Dividend payable	5,310,097	—
Other liabilities	4,734,054	3,325,295
Accrued expenses	1,870,812	2,410,523
Total liabilities	642,627,074	474,998,266

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 21,240,388 and 18,453,726 shares issued and outstanding, respectively	21,240	18,454
Paid-in-capital in excess of par	654,483,442	553,593,317
Distributable earnings (losses)	(60,669,563)	(8,698,777)
Total net assets	593,835,119	544,912,994
Total liabilities and net assets	$1,236,462,193	$1,019,911,260
Net asset value per share	$27.96	$29.53

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024	2023
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$105,240,778	$113,100,827	$108,938,197
PIK interest income	4,176,035	6,507,627	4,112,348
Other income	76,190	106,986	415,424
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	403,294	1,878,866	906,511
PIK interest income	1,216,659	609,607	277,876
Controlled investments:
Interest income (excluding PIK interest)	559,781	1,198,440	1,889,635
PIK interest income	111,454	97,736	73,355
Other income	100,000	—	—
Total investment income	111,884,191	123,500,089	116,613,346

Expenses:
Interest and financing expenses	30,156,830	34,474,320	33,430,091
Management fee (Note 3)	6,101,278	4,118,679	4,118,679
Income incentive fee (Note 3)	9,251,173	11,657,233	10,665,002
Incentive compensation clawback (Note 3)	(1,522,386)	(1,746,921)	(5,278,193)
Professional fees	2,884,038	2,497,704	2,830,719
Administration fees	2,211,765	2,257,883	2,215,781
Trustee fees	350,000	350,000	350,000
Offering costs write off	—	—	1,272,403
Other general and administrative expenses	1,630,244	2,110,927	1,598,345
Total expenses	51,062,942	55,719,825	51,202,827
Management fee waiver (Note 3)	(945,677)	—	—
Net expenses	50,117,265	55,719,825	51,202,827
Net investment income	61,766,926	67,780,264	65,410,519

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(11,219,912)	5,473,024	(12,303,812)
Non-controlled/affiliated investments	175,063	634,298	—
Controlled investments	19,934	(202,407)	317,952
Foreign currency transactions	83,169	(527,342)	339,200
Foreign currency forward contracts	(1,900,825)	1,534,445	(279,502)
Interest rate swaps	89,354	(109,049)	218,609
Total net realized gain (loss)	(12,753,217)	6,802,969	(11,707,553)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,396,301)	(16,264,853)	12,358,905
Non-controlled/affiliated investments	2,554,028	4,463,203	(357,874)
Controlled investments	(3,737,705)	(7,653,302)	(5,218,981)
Translation of assets and liabilities in foreign currencies	(73,066)	(59,457)	(43,507)
Foreign currency forward contracts	(513,723)	1,166,291	(881,899)
Interest rate swaps	(270,565)	(76,901)	82,904
Total net change in unrealized appreciation (depreciation)	(10,437,332)	(18,425,019)	5,939,548
Net gain (loss)	(23,190,549)	(11,622,050)	(5,768,005)
Net increase (decrease) in net assets resulting from operations	$38,576,377	$56,158,214	$59,642,514
Net investment income per share (Basic and Dilutive)	$3.23	$3.67	$3.54
Earnings per share (Basic and Dilutive)	$2.02	$3.04	$3.23
Weighted average shares outstanding	19,094,427	18,453,726	18,453,726

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2022:	18,453,726	$18,454	$553,593,317	$(22,634,939)	$530,976,832
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	65,410,519	65,410,519
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(11,707,553)	(11,707,553)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	5,939,548	5,939,548
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(50,194,134)	(50,194,134)
Balance at December 31, 2023:	18,453,726	$18,454	$553,593,317	$(13,186,559)	$540,425,212
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	67,780,264	67,780,264
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	6,802,969	6,802,969
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(18,425,019)	(18,425,019)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(51,670,432)	(51,670,432)
Balance at December 31, 2024:	18,453,726	$18,454	$553,593,317	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	61,766,926	61,766,926
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(12,753,217)	(12,753,217)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(10,437,332)	(10,437,332)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	2,029,061	2,028	57,632,569	—	57,634,597
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	757,601	758	21,607,875	—	21,608,633
Dividends declared from distributable earnings	—	—	—	(68,897,482)	(68,897,482)
Tax reclassification of stockholder's equity in accordance with GAAP	—	—	21,649,681	(21,649,681)	—
Balance at December 31, 2025:	21,240,388	$21,240	$654,483,442	$(60,669,563)	$593,835,119

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$38,576,377	$56,158,214	$59,642,514
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(7,573,287)	(7,528,931)	(8,973,118)
Amortization of deferred financing costs and debt issuance costs	1,682,979	2,247,716	2,331,786
Offering costs write off	—	—	1,272,403
Payments for purchase of investments	(551,533,313)	(321,236,785)	(331,896,890)
Proceeds from sales, paydowns and resolutions of investments	251,304,774	308,087,447	278,871,672
Interest paid-in-kind	(5,504,148)	(7,214,970)	(4,463,579)
Net realized (gain) loss from investments	11,024,915	(5,904,915)	11,985,860
Net change in unrealized (appreciation) depreciation from investments	9,579,978	19,454,952	(6,782,050)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	513,723	(1,166,291)	881,899
Net change in unrealized (appreciation) depreciation from interest rate swaps	270,565	76,901	(82,904)
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(41,171)	94,689	(77,804)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	5,554,652	(6,221,213)	(4,685,132)
Interest receivable	(372,883)	984,309	609,918
Incentive compensation clawback	7,025,114	(1,746,921)	(5,278,193)
Due from broker	303,272	3,030,424	(2,138,297)
Other assets	685,905	(174,576)	489,194
Due to broker	(1,920,000)	1,920,000	—
Payable for unsettled transactions	12,109,126	(5,471,537)	11,948,367
Interest payable	(1,110,877)	828,599	786,622
Management fees payable to an affiliate	477,224	—	—
Income incentive fee payable to an affiliate	(353,664)	(301,959)	1,009,428
Interest rate swaps accrual, net	(159,879)	(850,104)	615,951
Other liabilities	(107,407)	259,649	—
Accrued expenses	(539,711)	440,103	(675,144)
Net cash provided by (used in) operating activities	(230,107,736)	35,764,801	5,392,503
Cash flows from financing activities			—
Proceeds from debt borrowings	247,892,625	366,800,000	44,400,000
Principal debt payments	(97,874,938)	(368,600,000)	(54,000,000)
Payment of deferred financing costs and debt issuance costs	(2,200,067)	(2,387,575)	(1,189,260)
Issuance of common shares	57,634,597	—	—
Dividends paid in cash	(41,978,752)	(51,670,432)	(50,194,134)
Proceeds from other liabilities	1,516,166	—	3,065,646
Net cash provided by (used in) financing activities	164,989,631	(55,858,007)	(57,917,748)
Net increase (decrease)	(65,118,105)	(20,093,206)	(52,525,245)

Beginning of period balance(1)	99,176,269	119,269,475	171,794,720
End of period balance(1) (Note 2)	$34,058,164	$99,176,269	$119,269,475
(1) Including cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$29,785,779	$32,605,326	$29,648,759
Reinvestment of dividends during the period	$21,608,633	$—	$—
Dividends payable	$5,310,097	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.37%	4/30/2025	5/1/2026	$8,969,922	$8,935,184	$8,960,287	1.51%
48Forty Solutions LLC⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Term Loan	Transportation & Logistics	S+6.15%, 1.00% Floor	9.94	4/8/2022	11/30/2029	6,649,272	6,568,627	2,865,619	0.48
Accela Inc/US⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.47	9/1/2023	9/3/2030	10,516,647	10,372,616	10,422,269	1.76
Accela Inc/US⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.47	4/11/2025	9/3/2030	1,352,140	1,340,058	1,340,006	0.23
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(12,105)	(9,220)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	9.93	10/18/2021	3/26/2029	19,145,481	18,107,848	18,939,476	3.19
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.60%, 1.00% Floor	10.32	5/24/2022	5/24/2027	13,103,363	12,975,708	13,071,181	2.20
Allentown LLC⁽⁷⁾⁽⁹⁾⁽¹¹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	10.98	4/22/2022	4/22/2027	11,590,340	11,453,301	11,275,731	1.90
Allentown LLC⁽⁷⁾⁽¹¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor	10.97	4/22/2022	4/22/2027	1,728,031	1,720,893	1,681,125	0.28
Allentown LLC⁽⁶⁾⁽⁷⁾⁽¹¹⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded)	13.25	4/22/2022	4/22/2027	1,172,037	105,356	84,405	0.01
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	8.84	5/2/2023	5/2/2030	5,719,807	5,598,249	5,722,909	0.96
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(10,648)	(2,089)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽¹⁴⁾	1st Lien Term Loan	Transportation & Logistics	11.50%	11.50	12/19/2023	6/30/2027	6,907,617	6,895,666	12,202,306	2.05
Amerijet Holdings Inc⁽⁷⁾⁽³³⁾	1st Lien Term Loan	Transportation & Logistics	S+7.11%, 1.00% Floor	10.83	12/28/2021	6/30/2027	12,996,392	12,843,329	12,062,413	2.03
Amerijet Holdings Inc⁽⁷⁾⁽³³⁾	1st Lien Revolver	Transportation & Logistics	S+7.11%, 1.00% Floor (0.50% on unfunded)	10.83	12/28/2021	6/30/2027	2,536,322	2,515,691	2,352,266	0.40
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽³²⁾	1st Lien Term Loan	Software & Services	S+6.44%, 0.75% Floor	10.16	5/26/2022	5/26/2028	2,166,369	2,146,434	2,148,405	0.36
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁵⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	14.43	5/24/2023	5/24/2028	10,676,081	10,560,828	10,659,658	1.80
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁵⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,563	(8,148)	(6,803)	(0.00)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	10.94	11/7/2023	11/7/2029	4,111,713	4,026,318	4,053,062	0.68
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	9.03	11/7/2023	11/7/2029	€7,029,331	7,399,353	8,136,332	1.37
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.95	11/7/2023	11/7/2029	1,170,535	855,377	860,254	0.14
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	5,958,153	5,903,400	5,833,032	0.98
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.72	3/19/2024	3/19/2031	2,119,510	2,093,020	2,106,242	0.35
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.72	3/19/2024	3/19/2031	4,817,068	4,759,958	4,786,914	0.81
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(8,607)	(7,124)	(0.00)
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.93	6/10/2021	6/11/2027	4,149,399	4,115,469	3,717,239	0.63
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.93	11/19/2021	6/11/2027	2,587,437	2,567,425	2,317,955	0.39
BEL USA LLC⁽⁷⁾⁽²⁸⁾⁽³¹⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.99	12/13/2018	6/2/2026	8,821,421	8,719,947	2,424,430	0.41
Bending Spoons US Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.25%, 1.00% Floor	9.03	2/19/2025	3/7/2031	13,774,317	13,557,182	13,388,637	2.25
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.30	6/30/2025	3/31/2029	10,569,173	10,103,158	9,527,567	1.60
Circle Graphics Inc⁽⁷⁾⁽¹⁷⁾⁽³³⁾	1st Lien Term Loan	E-Commerce	S+3.76%, 4.00% Floor	7.81	6/30/2025	3/31/2029	10,289,260	7,321,190	5,592,727	0.94

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Conservice Midco LLC	1st Lien Term Loan	Utilities	S+2.75%	6.47%	5/6/2025	5/13/2030	$4,975,000	$4,980,569	$4,980,448	0.84%
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+5.75%, 0.75% Floor	9.59	10/10/2023	10/10/2030	3,451,005	3,386,096	3,417,259	0.58
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Healthcare Technology	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(6,841)	(4,893)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.09	2/27/2023	2/27/2030	10,195,886	10,017,882	10,222,443	1.72
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(9,879)	2,407	0.00
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(9,306)	(1,474)	(0.00)
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	8.97	7/1/2025	7/8/2030	18,453,766	17,634,472	17,807,884	3.00
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	10.59	11/8/2023	11/8/2030	9,501,470	9,321,414	9,403,261	1.58
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(16,838)	(14,430)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽³³⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031	8,679,743	8,645,400	8,723,142	1.47
Databricks Inc⁽⁶⁾⁽⁷⁾⁽³³⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50%, (1.00% on unfunded)	1.00	12/19/2024	1/3/2031	1,859,945	—	—	—
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	11.94	8/30/2023	8/30/2027	17,482,459	17,233,469	17,074,280	2.88
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.73	11/15/2024	11/15/2029	2,485,946	2,445,716	2,477,693	0.42
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(3,739)	(802)	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.87	1/19/2024	1/20/2031	2,508,270	2,468,647	2,483,673	0.42
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.87	1/19/2024	1/20/2031	736,688	724,039	729,464	0.12
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	8.87	9/26/2025	1/20/2031	557,241	27,648	24,998	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(2,705)	(1,943)	(0.00)
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.59	10/31/2025	10/31/2031	5,989,252	5,871,913	5,869,467	0.99
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.82	9/1/2023	9/4/2029	7,484,541	7,386,398	7,245,817	1.22
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.72	9/1/2023	9/4/2029	1,063,447	539,993	518,882	0.09
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.47	4/19/2023	4/19/2030	10,801,772	10,610,538	10,772,724	1.81
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.47	4/19/2023	4/19/2030	207,241	205,130	206,691	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	10.47	4/19/2023	4/19/2029	1,345,718	583,398	603,918	0.10
Gibson Brands Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.11%, 0.75% Floor	8.85	2/16/2024	8/11/2028	5,534,715	5,343,239	5,360,510	0.90
GOJO Industries Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁹⁾⁽³⁷⁾	1st Lien Term Loan	Consumer Products	S+8.75%, 2.50% Floor	12.57	10/26/2023	10/26/2028	18,141,008	17,840,027	18,736,058	3.16
Gopher Resource LLC⁽⁷⁾⁽⁹⁾⁽²⁰⁾	1st Lien Term Loan	Environmental Solutions	S+7.00%, 1.00% Floor	10.67	10/4/2024	10/4/2029	15,135,215	14,773,173	15,011,010	2.53
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.75	10/4/2024	10/4/2029	1,199,019	612,450	625,164	0.11
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.34	8/12/2025	8/12/2032	17,520,046	17,178,180	17,169,645	2.89
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.36	8/12/2025	8/12/2032	2,069,919	879,697	866,810	0.15
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	8/12/2025	8/12/2030	2,074,483	680,891	677,664	0.11
Hammer IntermediateCo LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.49	10/1/2025	10/1/2031	6,465,389	6,370,515	6,368,409	1.07
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Automobiles & Components	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.34	10/1/2025	10/1/2031	1,062,137	214,867	214,198	0.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.39%	7/16/2024	7/16/2029		$10,379,856	$10,140,991	$10,172,259	1.71%
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.34	7/16/2024	7/16/2029		3,138,490	3,067,886	3,075,720	0.52
Health Catalyst Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor (2.50% on unfunded)	2.50	7/16/2024	7/16/2029		5,045,399	(107,663)	(100,908)	(0.02)
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031		18,483,344	17,374,343	17,374,343	2.93
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾⁽²³⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor	10.75	11/3/2021	11/5/2026		15,717,919	15,577,563	13,364,582	2.25
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	P+8.50%, 1.00% Floor (0.50% on unfunded)	15.25	11/3/2021	11/5/2026		1,244,402	474,261	584,869	0.10
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027		9,192,144	9,051,115	9,081,654	1.53
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.22	8/15/2025	9/21/2029		10,598,266	10,204,357	10,560,732	1.78
Javelin Buyer Inc	1st Lien Term Loan	Software & Services	S+2.75%	6.59	5/6/2025	12/8/2031		7,443,844	7,459,192	7,462,453	1.26
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030		22,926,098	22,239,521	22,582,207	3.80
Kaseya Inc	1st Lien Term Loan	Software & Services	S+3.00%	6.72	5/5/2025	3/22/2032		3,722,497	3,704,609	3,722,757	0.63
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.38	12/20/2023	11/9/2028		4,544,190	4,487,938	4,534,499	0.76
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028		626,612	(7,319)	(1,336)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾⁽²⁴⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor	14.97	7/23/2021	7/23/2027		19,651,661	19,550,482	17,814,386	3.00
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽²⁹⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027		500,000	—	(46,746)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.86	5/12/2025	8/11/2028		7,443,182	7,461,099	6,131,321	1.03
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.37	12/1/2022	5/29/2026		4,568,481	4,488,500	4,489,564	0.76
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.66	8/15/2024	8/27/2029		19,106,663	18,684,967	18,342,396	3.09
Lummus Technology Holdings V LLC	1st Lien Term Loan	Industrial Products & Services	S+2.50%	6.22	5/6/2025	12/31/2029		4,962,501	4,973,544	4,964,635	0.84
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.32	2/24/2025	2/24/2032		15,978,435	15,255,930	15,235,502	2.57
LVF Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+5.50%, (5.50% on unfunded)	5.50	2/24/2025	2/24/2032		2,408,809	(52,961)	(111,440)	(0.02)
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	10.93	6/30/2021	7/15/2027		10,725,000	10,633,803	9,277,125	1.56
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	9.42	5/31/2023	5/31/2030		17,430,493	17,185,515	17,350,820	2.92
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029		1,981,556	(20,408)	(13,263)	(0.00)
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	8.94	12/22/2025	12/22/2031		3,657,818	3,621,482	3,621,240	0.61
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031		€5,084,993	5,895,350	5,913,105	1.00
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.02	12/22/2025	12/22/2031	AU$	3,848,352	2,518,079	2,542,325	0.43
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	12/22/2025	12/22/2031		3,391,761	(14,058)	(14,132)	(0.00)
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	12/22/2025	12/22/2031		1,479,569	(12,179)	(12,235)	(0.00)
Metropolis Technologies Inc	1st Lien Term Loan	Consumer Services	S+5.25%	8.98	10/20/2025	10/20/2032		2,542,173	2,517,165	2,516,751	0.42
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 1.00% Floor	8.19	12/30/2025	12/29/2028		23,376,259	22,558,710	22,558,090	3.80
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽³³⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.07	6/30/2022	6/30/2029		9,097,514	9,023,067	9,085,344	1.53
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	9.88	5/17/2024	5/17/2030		6,865,536	6,761,652	6,673,301	1.12
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.25% on unfunded)	0.25	5/17/2024	5/17/2030		995,726	(15,287)	(27,880)	0.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽²⁸⁾⁽³¹⁾⁽³³⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.15%	10/26/2020	4/3/2026	$12,528,293	$11,554,228	$4,680,062	0.79%
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽²⁸⁾⁽³¹⁾⁽³³⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.15	10/26/2020	4/3/2026	6,305,880	5,813,679	2,355,618	0.40
National Dentex Corp⁽⁷⁾⁽¹²⁾⁽²⁸⁾⁽³¹⁾⁽³³⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.15%, 1.00% Floor	16.15	10/29/2024	4/3/2026	3,017,963	580,738	1,127,389	0.19
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽²⁸⁾⁽³¹⁾⁽³³⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	14.45	4/4/2024	4/3/2026	1,002,763	898,936	374,591	0.06
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽²⁸⁾⁽³¹⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor	13.90	9/24/2025	1/30/2026	1,016,512	1,003,655	1,016,512	0.17
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹³⁾⁽²⁸⁾⁽³¹⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.15%, 1.00% Floor (0.50% on unfunded)	12.95	10/26/2020	4/3/2026	1,593,577	1,475,732	580,424	0.10
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.29	5/31/2024	5/31/2029	6,911,607	6,809,290	6,766,463	1.14
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029	767,956	(10,481)	(16,127)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	9.92	6/30/2023	6/30/2029	21,019,134	20,509,662	20,611,773	3.47
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽³⁸⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.32	8/30/2024	8/29/2030	27,988,900	26,626,715	28,436,723	4.79
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.22	5/23/2024	5/30/2029	22,013,933	22,176,678	22,115,748	3.72
Pioneer AcquisitionCo LLC	1st Lien Term Loan	Commercial Services	S+3.25%	6.94	10/24/2025	10/27/2032	3,132,000	3,124,219	3,135,915	0.53
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.34	11/24/2025	11/12/2030	11,689,457	11,546,087	11,543,339	1.94
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030	1,209,254	(7,465)	(7,558)	(0.00)
Radiate Holdco LLC	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.72	10/23/2025	6/26/2029	5,000,250	4,926,464	4,962,748	0.84
Radiate Holdco LLC⁽⁶⁾	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.72	10/23/2025	6/26/2029	15,000,750	4,957,453	4,887,744	0.82
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.17	10/28/2024	10/29/2029	10,749,917	10,534,717	10,292,428	1.73
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor	9.57	8/31/2023	9/3/2030	8,696,562	8,572,758	8,613,228	1.45
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.75%, 0.75% Floor (1.00% on unfunded)	1.00	8/15/2025	9/3/2030	390,213	(7,228)	(3,739)	(0.00)
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Media: Diversified & Production	S+5.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2028	987,009	(13,087)	(6,512)	(0.00)
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.72	3/27/2023	3/27/2028	5,186,456	5,097,645	5,125,564	0.86
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	8.74	11/30/2023	3/27/2028	1,678,837	1,015,964	1,014,183	0.17
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.74	3/27/2023	3/27/2028	746,369	733,970	737,607	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(4,437)	(16,785)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(9,352)	(9,948)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.72	10/30/2024	10/30/2030	6,727,382	6,615,462	6,611,602	1.11
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.73	10/30/2024	10/30/2030	539,828	167,356	167,082	0.03
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+7.00%, 1.00% Floor	10.69	6/21/2023	6/21/2029	11,974,326	11,736,432	11,581,754	1.95
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.70	6/21/2023	6/21/2029	1,164,025	724,798	705,217	0.12
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	2/18/2022	2/18/2029	4,253,705	4,205,917	4,211,526	0.71
Smarsh Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	1.00	2/18/2022	2/18/2029	472,634	(10,865)	(4,687)	(0.00)
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.43	2/18/2022	2/18/2029	236,317	88,807	89,033	0.01
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.86	10/15/2024	10/13/2029	17,916,528	17,480,990	17,479,349	2.94
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.34	5/11/2022	5/19/2028	6,405,661	6,209,690	5,957,265	1.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	9.84%	7/2/2024	7/22/2027	$14,518,802	$14,373,117	$14,070,897	2.37%
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	9.79	7/2/2024	7/22/2027	3,187,162	1,559,800	1,487,249	0.25
Storable Inc	1st Lien Term Loan	Software & Services	S+3.25%	6.97	5/6/2025	4/16/2031	7,443,750	7,462,985	7,469,338	1.26
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.36	12/18/2024	12/18/2029	13,640,939	13,415,552	13,429,052	2.26
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.69	8/5/2024	8/5/2030	16,504,637	16,171,371	16,125,030	2.72
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	10.19	6/7/2025	6/7/2028	9,794,387	9,794,387	9,668,515	1.63
Telestream 2 LLC⁽⁶⁾⁽⁷⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (2.00% on unfunded)	2.00	6/7/2025	6/7/2028	425,843	(17,251)	—	—
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	9.57	1/12/2024	1/11/2030	15,161,402	14,882,001	14,888,136	2.51
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, 1.00% Floor (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(50,339)	(107,868)	(0.02)
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.67	3/1/2024	3/1/2030	14,723,709	14,317,105	14,641,008	2.47
TransDigm Inc⁽¹⁰⁾	1st Lien Term Loan	Aerospace & Defense	S+2.25%	5.97	5/5/2025	3/22/2030	7,462,358	7,480,173	7,482,581	1.26
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.05	4/30/2024	4/30/2031	8,513,032	8,408,015	8,449,184	1.42
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.05	10/21/2025	4/30/2031	8,992,464	8,903,634	8,925,020	1.50
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.12	4/30/2024	4/30/2031	3,165,515	488,319	486,173	0.08
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.06	4/30/2024	4/30/2030	1,783,612	1,152,738	1,146,962	0.19
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	11.63	1/12/2023	4/5/2029	11,192,878	10,982,579	10,914,790	1.84
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.70	9/27/2024	9/27/2031	5,559,156	5,523,449	5,529,163	0.93
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	89,078	(11,425)	(481)	(0.00)
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.17	9/19/2025	9/19/2030	13,106,471	12,727,688	12,843,425	2.16
Wrangler Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 1.00% Floor	9.47	7/7/2023	9/20/2029	13,679,669	13,423,100	13,571,679	2.29
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 1.00% Floor (1.00% on unfunded)	9.62	9/20/2024	9/20/2029	1,113,231	741,745	740,802	0.12
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Software & Services	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(24,167)	(12,961)	(0.00)
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾⁽²⁷⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor	10.42	8/29/2025	8/29/2029	20,109,297	19,639,513	19,616,619	3.30
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Specialty Chemicals	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	8/29/2025	2/28/2029	1,731,343	(39,053)	(42,418)	(0.01)
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.17	5/6/2025	5/6/2032	8,819,773	8,692,233	8,784,493	1.48
Xactus LLC⁽⁶⁾⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	718,711	(9,364)	(6,828)	(0.00)
X Corp (as successor to Twitter)	1st Lien Term Loan	Technology	S+6.75%	10.45	9/12/2025	10/29/2029	11,369,963	11,195,301	11,158,823	1.88
Total United States of America 1st Lien/Secured Loans								1,000,438,109	979,155,542	164.89
Australia
Ardonagh Group Finco Pty Ltd⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+2.75%	6.92	5/5/2025	2/18/2031	2,972,581	2,938,077	2,963,608	0.50
Total Australia 1st Lien/Secured Loans								2,938,077	2,963,608	0.50
Canada
1261229 BC LTD⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.97	8/28/2025	10/8/2030	22,500,118	22,388,390	21,927,828	3.69
Arterra Wines Canada Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Food & Beverage	S+3.76%, 0.75% Floor	7.43	10/31/2025	11/26/2027	15,268,647	15,060,563	15,005,568	2.53
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.95	12/18/2024	12/18/2030	20,177,278	20,100,979	20,168,904	3.40
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.23	5/22/2024	5/22/2030	12,607,241	12,455,319	12,317,274	2.07
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.22	5/22/2024	5/22/2030	1,422,136	837,684	820,572	0.14
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	2,095,378	2,034,245	2,099,256	0.35
Total Canada 1st Lien/Secured Loans								72,877,180	72,339,402	12.18

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Luxembourg
Accelya Lux Finco Sarl⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.92%	9/29/2025	9/29/2032	$7,519,989	$7,373,432	$7,458,889	1.26%
Total Luxembourg 1st Lien/Secured Loans								7,373,432	7,458,889	1.26
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.07	12/3/2021	12/15/2026	3,981,759	3,962,794	3,727,725	0.63
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.25%	7.27	7/18/2025	3/7/2031	€8,338,465	9,625,464	9,435,216	1.59
Total Netherlands 1st Lien/Secured Loans								13,588,258	13,162,941	2.22
United Kingdom
Inspired Entertainment Financing PLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.97	6/11/2025	6/4/2030	£9,151,000	12,231,015	12,330,973	2.08
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.47	1/26/2024	2/6/2030	£3,991,078	4,972,541	5,344,737	0.90
Total United Kingdom 1st Lien/Secured Loans								17,203,556	17,675,710	2.98
Total 1st Lien/Secured Loans								1,114,418,612	1,092,756,092	184.03
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	12.43	6/10/2021	6/11/2028	3,333,333	3,307,639	1,069,866	0.18
BayMark Health Services Inc⁽⁷⁾⁽²⁸⁾⁽³¹⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+8.76%, 1.00% Floor	12.86	11/19/2021	6/11/2028	2,572,287	2,552,151	825,600	0.14
Delos Living LLC⁽⁷⁾⁽¹⁸⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00%	14.00	10/9/2025	7/11/2027	5,319,149	5,077,022	5,041,383	0.85
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.99	1/22/2025	1/22/2030	11,494,239	11,232,718	11,126,423	1.87
Total United States of America 2nd Lien Term Loan								22,169,530	18,063,272	3.04
Total 2nd Lien/Secured Loans								22,169,530	18,063,272	3.04
Equities
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁸⁾	Common Equities	Transportation & Logistics	N/A	N/A	11/11/2024	N/A	872	—	—	—
Beauty Health Co⁽²⁸⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	1,269,709	0.21
Circle Graphics Parent, LP⁽⁷⁾⁽²⁸⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	—
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	313,577	217,037	284,885	0.05
Telestream 2 LLC⁽⁷⁾⁽²⁸⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	3,936,280	0.66
Total United States of America Equities								4,261,733	5,490,874	0.92
Total Equities								4,261,733	5,490,874	0.92
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	45,874	45,874	45,874	0.01
Service Properties Trust⁽¹⁰⁾	Senior Secured Bonds	Real Estate Development & Management	0.00%	0.00	9/15/2025	9/30/2027	8,929,000	7,852,574	8,066,633	1.36
Total United States of America Senior Secured Bonds								7,898,448	8,112,507	1.37

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
1261229 BC LTD⁽¹⁰⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	10.00%	10.00%	12/26/2025	4/15/2032	$1,888,000	$1,957,353	$1,962,819	0.33%
Bausch Health Cos Inc (Valeant)⁽¹⁰⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	1,069,000	967,371	957,771	0.16
Total Canada Senior Secured Bonds								2,924,724	2,920,590	0.49
Total Senior Secured Bonds								10,823,172	11,033,097	1.86
Unsecured Bonds
United States of America
Stonebriar ABF Issuer LLC⁽¹⁰⁾	Senior Unsecured Bonds	Financial Services	8.13%	8.13	11/14/2025	12/15/2030	6,000,000	6,000,000	6,169,541	1.04
Total United States of America Unsecured Bonds								6,000,000	6,169,541	1.04
Total Unsecured Bonds								6,000,000	6,169,541	1.04
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽²⁸⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	2	106,385	138,299	0.02
Total Warrants								106,385	138,299	0.02
Total Non-Controlled/Non-Affiliated Investments								1,157,779,432	1,133,651,175	190.91%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽⁷⁾⁽¹⁰⁾⁽³⁵⁾	1st Lien Term Loan	Specialty Retail	9.13%	9.13	11/25/2025	4/15/2030	€1,189,578	1,370,513	1,397,278	0.24
Total Germany 1st Lien/Secured Loans								1,370,513	1,397,278	0.24
Total 1st Lien/Secured Loans								1,370,513	1,397,278	0.24
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽²¹⁾⁽³⁵⁾	Senior Secured Debt	Industrial Products & Services	S+8.00%	12.27	1/31/2025	1/31/2030	6,236,045	6,210,914	6,236,045	1.05
Total United States of America Senior Secured Debt								6,210,914	6,236,045	1.05
Total Senior Secured Debt								6,210,914	6,236,045	1.05
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²²⁾⁽³⁵⁾	Senior Unsecured Debt	Industrial Products & Services	6.00%	6.00	1/31/2025	1/31/2033	4,388,087	6,599,439	6,651,946	1.12
Total United States of America Unsecured Debt								6,599,439	6,651,946	1.12
Luxembourg
Takko Fashion Sarl⁽¹⁰⁾⁽²⁵⁾⁽³⁵⁾	Subordinated Unsecured Debt	Specialty Retail	15.00%	15.00	8/8/2023	10/15/2030	€1,847,667	1,963,425	8,436,923	1.42
Total Luxembourg Unsecured Debt								1,963,425	8,436,923	1.42
Total Unsecured Debt								8,562,864	15,088,869	2.54
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽²⁸⁾⁽³⁵⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,541,025	1.27
Total Equities								7,459,569	7,541,025	1.27
Total Non-Controlled/Affiliated Investments								23,603,860	30,263,217	5.10%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(34)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁶⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	5.84	6/28/2021	7/1/2026	$1,318,756	$1,318,756	$1,318,690	0.22%
SP-CREH 19 Highline LLC⁽⁷⁾⁽³⁶⁾	1st Lien Revolver	Multi-Family	S+2.00%, 3.00% Floor , 5.00% Cap	5.84	6/28/2021	7/1/2026	6,125,000	6,125,000	5,613,869	0.95
Total 1st Lien/Secured Loans								7,443,756	6,932,559	1.17
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	—	—
Total Equities								14,608,750	—	—
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.16
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽²⁸⁾⁽³⁶⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽²⁶⁾⁽³⁶⁾	Trust Interest	Other	P+10.50%, 0.50% Floor	17.25	12/7/2019	12/6/2026	682,955	682,955	543,837	0.09
Total Trust Interest								3,836,429	1,513,337	0.25
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽²⁸⁾⁽³⁶⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,783,004	11,386,450	1.92
Total Real Estate Properties								14,783,004	11,386,450	1.92
Total Controlled Investments								40,671,939	19,832,346	3.34%
Total Investments, December 31, 2025								$1,222,055,231	$1,183,746,738	199.35%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						11,056,883	11,056,883	11,056,883	1.86
Total Cash Equivalents								11,056,883	11,056,883	1.86%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						12,954,969	12,954,969	12,954,969	2.18
Total Restricted Cash Equivalents								12,954,969	12,954,969	2.18%
Total Cash Equivalents and Restricted Cash Equivalents, December 31, 2025								$24,011,852	$24,011,852	4.04%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the 1940 Act, unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), Sterling Overnight Index Average ("SONIA") or the Australian Dollar Bank Bill Swap Bid Rate ("BBSY"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2025.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments less principal payments, plus capitalized PIK, if any. As of December 31, 2025, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $21.9 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $71.6 million; the net unrealized depreciation was $49.7 million; the aggregate tax cost of securities for Federal income tax purposes was $1.2 billion.
(5)
Percentage is based on net assets of $593,835,119 as of December 31, 2025.
(6)
The investment has an unfunded commitment as of December 31, 2025 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $341.2 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $406.7 million including restricted cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, qualifying assets totaled 77.4% of the Fund’s total assets.
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
(31)
Investment, representing 4.0% of cost and 2.0% of fair value, respectively, was on non-accrual status as of December 31, 2025, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
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
(33)
Investment represents a first lien last out loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
(34)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

(35)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2025, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Debt		$4,100,660	$—	$(4,336,478)	$22,079	$213,739	$—	$79,861	$—	€—
Takko Fashion GmbH	Secured Loans	†	—	1,370,513	—	26,765	—	1,397,278	12,000	—	€1,189,578
Takko Fashion Sarl	Unsecured Debt	†	8,036,760	553,221	(2,460,471)	2,346,089	(38,676)	8,436,923	629,814	—	€1,847,667
Wesco Aircraft Holdings Inc	Secured Debt		—	6,210,913	—	25,132	—	6,236,045	705,215	—	6,236,045
Wesco Aircraft Holdings Inc	Unsecured Debt		—	6,599,439	—	52,507	—	6,651,946	193,063	—	4,388,087
Wesco Aircraft Holdings Inc	Equities		—	7,459,569	—	81,456	—	7,541,025	—	—	195,566
Total			$12,137,420	$22,193,655	$(6,796,949)	$2,554,028	$175,063	$30,263,217	$1,619,953	$—

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

† At December 31, 2025, the subordinated debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(36)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2025	Interest income	Other income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$12,808,845	$372,864	$—	$(1,795,259)	$—	$11,386,450	$—	$100,000	100%
30 South Broadway, Irvington, New York***	Real Estate Properties	—	—	(19,934)	—	19,934	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	7,639,424	—	(6,321,814)	1,080	—	1,318,690	169,213	—	$1,318,756
SP-CREH 19 Highline LLC	Secured Loans	5,970,038	—	—	(356,169)	—	5,613,869	389,403	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	1,564,654	—	—	(1,564,654)	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	455,086	111,454	—	(22,703)	—	543,837	112,619	—	$682,955
Total		$29,407,547	$484,318	$(6,341,748)	$(3,737,705)	$19,934	$19,832,346	$671,235	$100,000

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

*** Investment no longer held as of December 31, 2025.

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
(38)
The Fund sold a participating interest of approximately $1.5 million of the portfolio company's first lien term loan. As the transaction did not qualify as a "true sale" in accordance with U.S. GAAP, the Fund recorded a corresponding $1.5 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.
The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Goldman Sachs	€600,000	$60	$5,143
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(91,397)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	91,397
US Interest Rate Swaps	Receive	SOFR	Annual	3.348%	Annual	9/22/2027	Goldman Sachs	$9,600,000	(635)	30,980
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$12,500,000	70,509	(134,934)
Total										(98,811)
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	1,017,060
Total										1,017,060
Total Interest Rate Swaps										$918,249

(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	3/31/2026	$2,544,637	AU$	3,848,352	(23,643)
Bank of America, N.A.	3/31/2026	€301,133		$351,733	3,386
Bank of America, N.A.	3/31/2026	€364,439		$427,429	2,346
Bank of America, N.A.	3/31/2026	$1,070,940		€909,109	(1,153)
Bank of America, N.A.	3/31/2026	$12,039,603		€10,219,999	(12,618)
Bank of America, N.A.	3/31/2026	$29,829,778		€25,245,127	58,752
Bank of America, N.A.	3/31/2026	€1,242,724		$1,468,623	(3,105)
Bank of America, N.A.	3/31/2026	€5,073,863		$5,999,639	(16,143)
Bank of America, N.A.	3/31/2026	$18,486,350		£13,811,639	(120,574)
Bank of America, N.A.	3/31/2026	$267,030		£197,794	564
Total					$(112,188)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
48Forty Solutions LLC⁽⁷⁾⁽²⁴⁾	1st Lien Term Loan	Transportation & Logistics	S+6.10%, 1.00% Floor	10.65%	4/8/2022	11/30/2029	$6,432,303	$6,341,202	$4,689,958	0.86%
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Manufacturing	S+6.61%, 1.00% Floor	10.97	11/23/2022	11/23/2027	8,398,994	8,261,371	8,482,585	1.56
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC⁽⁶⁾⁽⁷⁾⁽²⁷⁾	1st Lien Revolver	Manufacturing	S+6.61%, 1.00% Floor (0.50% on unfunded)	0.50	11/23/2022	11/23/2027	878,780	(12,705)	8,761	0.00
Accela Inc/US⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	10.36	9/1/2023	9/3/2030	10,596,118	10,427,328	10,504,801	1.93
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/3/2030	908,238	(14,698)	(7,827)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.59	10/18/2021	3/26/2029	19,347,739	18,030,040	19,092,126	3.50
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.85%, 1.00% Floor	11.21	5/24/2022	5/24/2027	13,416,340	13,200,253	13,270,301	2.44
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	10.73	4/22/2022	4/22/2027	11,596,730	11,354,924	11,361,399	2.08
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+6.10%, 1.00% Floor	10.66	4/22/2022	4/22/2027	1,728,742	1,702,371	1,693,661	0.31
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+5.00%, 1.00% Floor (0.50% on unfunded)	12.50	4/22/2022	4/22/2027	1,170,045	394,993	390,414	0.07
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	9.59	5/2/2023	5/2/2030	5,778,322	5,632,529	5,777,165	1.06
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(13,105)	(5,090)	(0.00)
Amerijet Holdings Inc⁽⁷⁾⁽²¹⁾	1st Lien Term Loan	Transportation & Logistics	12.00%	12.00	12/19/2023	12/28/2025	6,637,330	6,637,330	7,052,827	1.29
Amerijet Holdings Inc⁽⁷⁾⁽³⁰⁾	1st Lien Term Loan	Transportation & Logistics	S+7.11%, 1.00% Floor	11.47	12/28/2021	12/28/2025	13,878,591	13,757,797	13,151,329	2.41
Amerijet Holdings Inc⁽⁷⁾⁽³⁰⁾	1st Lien Revolver	Transportation & Logistics	S+7.11%, 1.00% Floor (0.50% on unfunded)	11.47	12/28/2021	12/28/2025	2,536,322	2,517,521	2,404,395	0.44
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽²⁹⁾	1st Lien Term Loan	Software & Services	S+6.44%, 0.75% Floor	10.80	5/26/2022	5/26/2028	2,188,419	2,160,235	2,167,353	0.40
Arctic Glacier Group Holdings⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁸⁾	1st Lien Term Loan	Food & Beverage	S+10.76%, 2.00% Floor	15.09	5/24/2023	5/24/2028	10,349,756	10,195,902	9,991,904	1.83
Arctic Glacier Group Holdings⁽⁶⁾⁽⁷⁾⁽¹⁸⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Food & Beverage	S+10.76%, 2.00% Floor (0.50% on unfunded)	0.50	5/24/2023	11/24/2027	838,563	(11,408)	(27,326)	(0.01)
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	11.39	11/6/2023	11/7/2029	4,153,650	4,049,945	4,114,321	0.76
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	10.05	11/7/2023	11/7/2029	€7,101,059	7,433,391	7,280,591	1.34
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/7/2023	11/7/2029	1,170,535	(28,372)	(11,405)	(0.00)
Auroras Encore LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Real Estate Development & Management	S+6.25%, 5.15% Floor	11.40	5/26/2023	6/1/2025	6,623,459	6,601,741	6,618,900	1.21
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.50%, 0.75% Floor	10.86	3/19/2024	3/19/2031	2,119,510	2,089,377	2,083,093	0.38
Azurite Intermediate Holdings Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	10.86	3/19/2024	3/19/2031	4,817,068	4,749,620	4,734,303	0.87
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.50%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(10,258)	(13,277)	(0.00)
Azurity Pharmaceuticals Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.88%, 0.75% Floor	11.24	9/28/2021	9/20/2027	15,512,169	15,123,116	15,235,311	2.80
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.59	6/10/2021	6/11/2027	4,150,255	4,129,706	3,993,556	0.73
BayMark Health Services Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	9.59	11/19/2021	6/11/2027	2,587,877	2,576,407	2,490,168	0.46
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.15%, 2.50% Floor	11.67	12/13/2018	6/2/2026	8,849,149	8,692,127	5,789,707	1.06
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.01	2/17/2021	3/31/2027	22,822,369	22,468,352	19,374,943	3.56
Circle Graphics Inc⁽⁷⁾	1st Lien Delayed Draw Term Loan	E-Commerce	S+7.51%, 2.25% Floor	12.01	7/12/2021	3/31/2027	533,038	521,414	452,520	0.08

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2024

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(31)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+7.00%, 1.00% Floor	11.34%	6/21/2023	6/21/2029	$12,367,185	$12,065,101	$11,785,473	2.16%
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	11.35	6/21/2023	6/21/2029	1,164,025	718,981	687,389	0.13
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 0.75% Floor	10.08	2/18/2022	2/18/2029	3,781,071	3,730,154	3,781,071	0.69
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 0.75% Floor (1.00% on unfunded)	10.08	2/18/2022	2/18/2029	945,268	462,604	472,634	0.09
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.75%, 0.75% Floor (0.50% on unfunded)	10.11	2/18/2022	2/18/2029	236,317	91,739	94,527	0.02
Solaris Oilfield Infrastructure Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.00%, 1.00% Floor	10.36	9/11/2024	9/11/2029	13,400,803	13,144,931	13,239,993	2.43
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	11.40	10/15/2024	10/13/2029	18,097,503	17,569,947	17,561,213	3.22
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	11.09	5/11/2022	5/19/2028	19,476,585	19,155,391	16,226,888	2.98
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	10.59	7/2/2024	7/22/2027	14,665,828	14,414,529	14,606,839	2.68
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	10.60	7/2/2024	7/22/2027	3,203,177	1,559,651	1,588,705	0.29
Stryten Energy Resources LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.88	12/18/2024	12/18/2029	17,617,927	17,266,614	17,265,568	3.17
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	10.34	8/5/2024	8/5/2030	16,671,772	16,279,537	16,355,008	3.00
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	10.23	1/12/2024	1/11/2030	15,161,402	14,829,218	14,974,648	2.75
TETRA Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Oilfield Services	S+5.85%, (1.50% on unfunded)	1.50	1/12/2024	1/11/2030	5,984,764	(62,773)	(73,719)	(0.01)
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁷⁾⁽⁸⁾⁽¹⁵⁾⁽²⁸⁾	1st Lien Term Loan	Software & Services	S+9.85%, 1.00% Floor	14.52	10/15/2020	10/15/2025	15,722,940	15,201,636	13,887,240	2.55
Thunder Grandparent Inc. (dba Telestream, Inc)⁽⁶⁾⁽⁷⁾⁽¹⁵⁾⁽²⁸⁾	1st Lien Revolver	Software & Services	S+9.85%, 1.00% Floor (0.50% on unfunded)	14.21	10/15/2020	10/15/2025	1,325,356	1,051,555	935,048	0.17
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.32	3/1/2024	3/1/2030	14,309,699	13,790,412	14,446,716	2.65
Toll Northeast V Corporation⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Real Estate	5.50%	5.50	3/28/2024	3/28/2025	5,062,500	5,044,082	5,023,214	0.92
USA Debusk LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.61	4/30/2024	4/30/2031	8,599,239	8,478,464	8,573,442	1.57
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.89	4/30/2024	4/30/2031	3,170,866	332,463	347,210	0.06
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.59	4/30/2024	4/30/2030	1,189,075	340,889	343,048	0.06
UserZoom Technologies Inc⁽⁷⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor	12.75	1/12/2023	4/5/2029	11,192,878	10,933,748	10,988,101	2.02
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.34	9/27/2024	9/27/2031	4,720,305	4,677,771	4,675,811	0.86
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	9/27/2024	9/27/2031	980,141	(7,491)	(9,239)	(0.00)
Voyant Beauty⁽⁷⁾⁽⁹⁾⁽¹⁴⁾	1st Lien Term Loan	Consumer Products	S+10.00%, 1.00% Floor	14.65	5/13/2022	5/13/2027	7,992,824	7,827,653	7,992,025	1.47
Wesco Aircraft Holdings Inc	1st Lien Term Loan	Industrial Products & Services	S+8.60%	13.15	6/2/2023	1/3/2025	4,349,159	4,349,159	4,349,159	0.80
Wrangler Topco, LLC⁽⁷⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	10.38	7/7/2023	9/20/2029	13,818,197	13,510,510	13,689,427	2.51
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 1.00% Floor (1.00% on unfunded)	1.00	9/20/2024	9/20/2029	1,118,895	(5,369)	(10,401)	(0.00)
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽²⁶⁾⁽²⁷⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(29,660)	(13,988)	(0.00)
Total United States of America 1st Lien/Secured Loans								805,347,852	790,454,952	145.05
Australia
Infrabuild Australia Pty Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+9.00%, 3.50% Floor	18.33	5/26/2023	5/26/2026	6,438,514	6,250,605	6,562,777	1.20
Total Australia 1st Lien/Secured Loans								6,250,605	6,562,777	1.20

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
(30)
Investment represents a first lien last out loan pursuant to the respective credit agreement, with revolving facilities receiving priority with respect to payment of principal and interest.
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

(33)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2024	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$13,655,955	$403,641	$—	$(1,250,751)	$—	$12,808,845	$—	$—	100%
30 South Broadway, Irvington, New York***	Real Estate Properties	9,268,495	62,799	(9,890,407)	761,520	(202,407)	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	14,004,900	—	(6,359,431)	(6,045)	—	7,639,424	763,952	—	$7,640,570
SP-CREH 19 Highline LLC	Secured Loans	6,120,712	—	—	(150,674)	—	5,970,038	434,488	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	7,613,410	—	—	(6,048,756)	—	1,564,654	—	—	70%
TH Liquidating Trust	Trust Interest	1,818,543	—	—	(849,043)	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	466,903	97,736	—	(109,553)	—	455,086	97,736	—	$571,501
Total		$52,948,918	$564,176	$(16,249,838)	$(7,653,302)	$(202,407)	$29,407,547	$1,296,176	$—

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

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	3/31/2025		$3,404,995	C$	4,859,118	$15,539
Bank of America, N.A.	3/31/2025	C$	4,967,960		$3,459,086	6,292
Bank of America, N.A.	3/31/2025	C$	191,780		$133,532	243
Bank of America, N.A.	3/31/2025		$21,587,672		€20,506,839	272,210
Bank of America, N.A.	3/31/2025		£2,074,860		$2,592,473	2,595
Bank of America, N.A.	3/31/2025		$261,574		£207,205	2,419
Bank of America, N.A.	3/31/2025		$7,428,380		£5,857,543	102,237
Total						$401,535

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

In 2023, the Fund extended its investment period through June 30, 2025. Following the extension, the Fund was required to provide the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”) with the opportunity to sell their shares at a price not less than a net asset value per share prior to June 30, 2025 or the Fund would begin winding up its affairs. In 2025, the Board approved a liquidity event (the "Liquidity Event"), allowing Shareholders to sell some or all of their shares to new investors at the Fund's net asset value per share as of April 30, 2025, via liquidity election forms. As a result, the Fund is able to continue its operations perpetually.

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

Investment Classification

The Fund classifies its investments by level of control. Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-controlling "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. Detailed information with respect to the Fund's investment classification by level of control is disclosed in the accompanying consolidated financial statements, including the consolidated schedules of investments.

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

The table below comprises our cash, restricted cash, cash equivalents and foreign cash as of December 31, 2025 and December 31, 2024:

($ in millions)*	December 31, 2025	December 31, 2024
Cash	$3.0	$10.7
Cash equivalents	11.0	40.1
Restricted cash	4.9	5.9
Restricted cash equivalents	13.0	42.4
Foreign cash held at banks	2.2	0.0
Total cash and cash equivalents	$34.1	$99.2

(*) Totals may not foot due to rounding.

Interest income generated on cash, restricted cash, cash equivalents and foreign cash is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash, cash equivalents and foreign cash for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
($ in millions)	2025	2024	2023
Interest income on cash, restricted cash, cash equivalents and foreign cash	$2.9	$3.8	$5.6

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of December 31, 2025 and December 31, 2024, due from broker consists of approximately $1.8 million and $2.1 million, respectively, of cash collateral. As of December 31, 2025 and December 31, 2024, due to broker consists of approximately $0.0 million and $(1.9) million, respectively, of cash collateral.

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

Loans including revolving credit agreements are generally recorded on the consolidated statements of assets and liabilities as a component of investments owned at fair value, net of the unfunded portion of the related credit agreement. Real estate properties represent direct ownership of underlying real property assets. The properties are recorded at fair value and generally do not produce rental income.

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the life of the respective investment using the effective interest method. Loan origination and commitment fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the years ended December 31, 2025, 2024 and 2023, non-cash interest income related to such accretion amounted to $7.6 million, $7.5 million and $9.0 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

and amortized using the effective interest method. These costs are presented as a reduction to the outstanding principal amount of the term debt obligations on the consolidated statements of assets and liabilities.

Offering Costs

Offering costs associated with the Fund's common shares are capitalized as an asset within the consolidated statement of assets and liabilities and are amortized over a twelve-month period from incurrence. Costs from any additional offerings are deferred and amortized as incurred. For the years ended December 31, 2025, 2024 and 2023, offering costs of $0.0 million, $0.0 million, and $1.3 million were incurred, respectively, and were included in the consolidated statements of operations.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of December 31, 2025 and December 31, 2024. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

Income Taxes

Effective May 1, 2025, the Fund intends to elect to be treated, and qualify annually thereafter, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

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

For the year ended December 31, 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the years ended December 31, 2025, 2024 and 2023, the Fund did not incur any non-U.S. tax expenses.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the years ended December 31, 2025, 2024 and 2023, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2022. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, there were no material interest and penalties.

Retroactive Adjustments for Reverse Share Split

The Fund’s Board approved a one for two reverse share split of the Fund’s common stock on December 15, 2025 which was effective as of close of business December 26, 2025 (the “Reverse Share Split”). All common share and per common share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse share split.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on the consolidated financial statements.

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

3.
Significant Agreements and Related Party Transactions

The Fund is party to a fourth amended and restated advisory agreement, entered into on April 30, 2025 (the "Advisory Agreement") pursuant to which the Fund has agreed to pay the Adviser a fee for its investment advisory and management services consisting of a management fee (the "Management Fee") and an incentive fee (the "Incentive Fee"), which are ultimately borne by the Shareholders.

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

At December 31, 2025 and December 31, 2024, management fees payable were $1.5 million and $1.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Management Fees incurred were $6.1 million, $4.1 million and $4.1 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Management Fees waived were $0.9 million, $0.0 million and $0.0 million, respectively.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

At December 31, 2025 and December 31, 2024, Income Incentive Fee payable was $2.5 million and $2.9 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Income Incentive Fee was $9.3 million, $11.7 million and $10.7 million, respectively.

Incentive Fee on Capital Gains

(i) Incentive Fee on Capital Gains - Effective May 1, 2025

The Incentive Fee on Capital Gains is determined in arrears at the end of each fiscal year and is equal to 12.5% of the Fund’s cumulative net capital gains (without giving consideration to any unrealized gains) subsequent to the Liquidity Event through the end of such fiscal year, less amounts previously paid subsequent to the Liquidity Event.

(ii) Capital Gains Incentive Compensation - October 31, 2021 to April 30, 2025

For the period from October 31, 2021 to April 30, 2025, Capital Gains Incentive Compensation was determined in arrears at the end of each fiscal year and was equal to 15% of the Fund’s cumulative net capital gains (without giving consideration to any unrealized gains) since inception through the Liquidity Event, less the amount of any Capital Gains Incentive Compensation previously paid.

At December 31, 2025 and December 31, 2024, there was no Incentive Fee on Capital Gains payable. For each of the years ended December 31, 2025, 2024 and 2023, the Incentive Fee on Capital Gains was $0.0 million.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

satisfy the Clawback Amount accrued as of the Liquidity Event, and will not be obligated to pay a Clawback Amount for any period after the Liquidity Event.

On a hypothetical liquidation basis, assuming all unrealized gains and losses were realized as of the reporting date, the cumulative Clawback Amount was approximately $7.0 million, at December 31, 2024, and was included in incentive compensation clawback in the consolidated statements of assets and liabilities. For the years ended December 31, 2025, 2024 and 2023, the change in Clawback Amount was $1.5 million, $1.7 million and $5.3 million, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. For the years ended December 31, 2025, 2024 and 2023, the Fund incurred approximately $1.6 million, $1.8 million and $1.8 million, respectively, in related party administration fees. As of December 31, 2025 and December 31, 2024, the related party administration fee payables were $0.7 million and $1.0 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. As of December 31, 2025, the Fund owed less than $0.1 million to an affiliate. As of December 31, 2024, the Fund was owed less than $0.1 million from an affiliate.

4.
Investments

Investments consisted of the following at December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$1,140,266,967	$1,118,355,071	94.48%	$876,955,559	$860,212,364	96.54%
Second lien debt	22,169,530	18,063,272	1.53	5,851,820	5,135,575	0.58
Unsecured debt	14,562,864	21,258,410	1.80	3,909,351	8,036,760	0.90
Equities and warrants	26,436,437	13,170,198	1.11	14,922,327	3,427,527	0.38
Real estate properties	14,783,004	11,386,450	0.96	14,410,140	12,808,845	1.44
Trust interest	3,836,429	1,513,337	0.12	3,724,975	1,424,586	0.16
Total	$1,222,055,231	$1,183,746,738	100.00%	$919,774,172	$891,045,657	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At December 31, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.9% of the investment portfolio, respectively. At December 31, 2024, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.6% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of December 31, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	December 31, 2025			December 31, 2024
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$20,455,881	$20,553,762	1.74%	$45,540,104	$45,623,118	5.12%
Automobiles & Components	32,722,656	32,701,485	2.76	19,406,634	19,567,821	2.20
Building Products	17,634,472	17,807,884	1.50	—	—	—
Business Services	37,890,342	38,966,643	3.29	45,408,746	46,722,292	5.24
Commercial Services	22,076,925	22,143,254	1.87	9,151,816	9,263,700	1.04
Consumer Apparel	10,633,803	9,277,125	0.78	10,879,328	9,460,828	1.06
Consumer Brands	5,343,239	5,360,510	0.45	4,735,345	4,778,687	0.54
Consumer Products	29,848,701	30,786,361	2.60	26,572,439	27,451,180	3.08
Consumer Services	2,517,165	3,786,460	0.32	—	1,452,401	0.16
E-Commerce	26,144,295	17,544,724	1.48	31,681,893	25,617,170	2.87
Education	7,461,099	6,131,321	0.52	—	—	—
Energy	11,278,592	11,172,297	0.94	—	—	—
Environmental Solutions	15,385,623	15,636,174	1.32	15,603,000	15,594,785	1.75
Financial Services	6,000,000	6,169,541	0.52	—	—	—
Fitness & Leisure	22,176,678	22,115,748	1.87	10,689,826	11,019,232	1.24
Food & Beverage	52,354,834	52,318,266	4.42	10,184,494	9,964,578	1.12
Gaming & Entertainment	37,304,535	37,844,614	3.20	12,677,614	12,756,535	1.43
Healthcare Equipment & Supplies	38,592,664	37,889,679	3.20	13,452,288	13,445,474	1.51
Healthcare Providers & Services	62,443,201	44,918,240	3.79	59,051,706	54,807,953	6.15
Healthcare Technology	16,480,469	16,559,437	1.40	16,732,001	16,796,811	1.89
Industrial Products & Services	90,192,862	90,946,123	7.68	72,711,060	71,759,336	8.05
Industrial Real Estate	14,783,004	11,386,450	0.96	19,454,222	17,832,059	2.00
Insurance & Insurance Services	21,623,044	21,306,004	1.80	12,601,730	12,646,297	1.42
Manufacturing	—	—	—	8,248,666	8,491,346	0.95
Media: Diversified & Production	8,552,443	8,602,977	0.73	8,626,894	8,731,711	0.98
Multi-Family	22,052,506	6,932,559	0.59	28,374,320	15,174,116	1.70
Oilfield Services	22,769,307	22,712,556	1.92	30,200,315	30,429,425	3.42
Paper & Packaging	37,254,069	36,861,466	3.11	49,653,490	46,887,093	5.26
Pharmaceuticals & Life Sciences	16,051,824	13,949,451	1.18	30,755,017	28,204,141	3.17
Power Generation	26,626,715	28,436,723	2.40	16,711,504	16,784,859	1.88
Professional Services	43,974,214	44,127,951	3.73	19,627,367	19,925,967	2.24
Real Estate Development & Management	35,510,780	35,777,820	3.02	25,857,920	25,766,625	2.89
Software & Services	139,387,232	139,506,703	11.79	113,488,744	112,438,043	12.62
Specialty Chemicals	34,697,168	34,699,243	2.93	10,341,858	10,281,804	1.15
Specialty Retail	36,986,299	43,438,580	3.67	41,881,575	46,053,641	5.17
Staples Retail	12,727,688	12,843,425	1.08	—	—	—
Technology	96,143,818	96,386,739	8.14	43,668,328	43,830,462	4.92
Technology Hardware & Equipment	35,972,237	35,788,399	3.02	18,319,538	18,258,574	2.05
Telecommunications	14,364,536	14,383,655	1.22	4,505,565	4,504,498	0.50
Transportation & Logistics	28,823,313	29,482,604	2.49	29,253,850	27,298,509	3.06
Utilities	4,980,569	4,980,448	0.42	—	—	—
Other	3,836,429	1,513,337	0.15	3,724,975	1,424,586	0.17
Total	$1,222,055,231	$1,183,746,738	100.00%	$919,774,172	$891,045,657	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of December 31, 2025 and December 31, 2024 with corresponding percentages of total fair value:

	December 31, 2025			December 31, 2024
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,938,077	$2,963,608	0.25%	$6,250,605	$6,562,777	0.74%
Canada	75,801,904	75,259,992	6.36	22,401,729	22,639,890	2.54
Germany	1,370,513	1,397,278	0.12	4,122,740	4,100,660	0.46
Luxembourg	9,336,857	15,895,812	1.34	3,909,351	8,036,760	0.90
Netherlands	13,588,258	13,162,941	1.11	3,989,999	3,960,091	0.44
United Kingdom	17,203,556	17,675,710	1.49	5,100,651	5,018,589	0.56
United States of America	1,101,816,066	1,057,391,397	89.33	873,999,097	840,726,890	94.36
Total	$1,222,055,231	$1,183,746,738	100.00%	$919,774,172	$891,045,657	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2025.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$229,896,677	$889,252,524	$1,119,149,201
Secured debt	—	17,223,268	45,874	17,269,142
Unsecured debt	—	14,606,464	6,651,946	21,258,410
Equities and warrants	1,269,709	—	11,900,489	13,170,198
Trust interest	—	—	1,513,337	1,513,337
Real estate properties	—	—	11,386,450	11,386,450
Total investments	$1,269,709	$261,726,409	$920,750,620	$1,183,746,738

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$24,011,852	$—	$—	$24,011,852
Total	$24,011,852	$—	$—	$24,011,852

Derivative Assets
Interest rate swaps	$—	$1,144,580	$—	$1,144,580
Foreign currency forward contracts	—	65,048	—	65,048
Total	$—	$1,209,628	$—	$1,209,628

Derivative Liabilities
Interest rate swaps	$—	$(226,331)	$—	$(226,331)
Foreign currency forward contracts	—	(177,236)	—	(177,236)
Total	$—	$(403,567)	$—	$(403,567)

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

The following table includes a roll forward of the amounts for the year ended December 31, 2025 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities & Warrants	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2025	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	6,691,152	—	—	—	—	6,691,152
Interest paid-in-kind	3,851,159	193,063	—	111,454	—	4,155,676
Purchases(2)	297,927,920	6,406,376	11,610,650	—	372,864	316,317,810
Sales, paydowns and resolutions(2)	(179,067,139)	—	(96,540)	—	(19,934)	(179,183,613)
Net realized gain/(loss)	(9,530,744)	—	—	—	19,934	(9,510,810)
Net change in unrealized appreciation/(depreciation)	(11,479,789)	52,507	(1,588,747)	(22,703)	(1,795,259)	(14,833,991)
Balance at December 31, 2025	$889,298,398	$6,651,946	$11,900,489	$1,513,337	$11,386,450	$920,750,620
Change in net unrealized appreciation / (depreciation) on investments held as of December 31, 2025	$(15,182,654)	$52,507	$(1,588,747)	$(22,703)	$(1,795,259)	$(18,536,856)
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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of December 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at December 31, 2025	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$725,148,461	Income Approach	Yield	5.6% - 30.1% (11.4%)	Decrease
			Expected Term(2)	0.1 yrs. - 1.8 yrs. (0.8 yrs.)	Decrease
	105,037,332	Recent Transaction	N/A	N/A	N/A
	46,781,632	Market Comparables	Market Multiple	0.2x - 11.0x (4.9.x)	Increase
	12,330,973	Market Quotation	Market Quotation	N/A	N/A
Unsecured Debt	6,651,946	Market Comparables	Market Multiple	10.9x	Increase
Equities	11,762,190	Market Comparables	Market Multiple	3.8x - 10.9x (9.4x)	Increase
Warrants	138,299	Recent Transaction	N/A	N/A	N/A
Real Estate Property	11,386,450	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	0.5 yrs.	Decrease
Trust Interest	1,513,337	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$920,750,620
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.4 years as of December 31, 2025.

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
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of December 31, 2024.
6.
Debt

In February 2025, the Board approved reducing the Fund's asset coverage requirements from 200% to 150% and in April 2025, the Fund's Shareholders approved the reduction at a special meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of December 31, 2025 and December 31, 2024, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 199% and 221%, respectively.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $250 million. Prior to April 16, 2025, the facility termination date for the Revolving Credit Facility was April 17, 2028. The interest rate was 3-Month SOFR plus a margin of 285 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

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

On December 22, 2025, the Fund entered into Amendment No. 21 to the Revolving Credit Facility ("Amendment No. 21"). Amendment No. 21, increased the Revolving Credit Facility amount to $250,000,000.

As of December 31, 2025 and December 31, 2024, $151.1 million and approximately $2.6 million, respectively, of the Revolving Credit Facility was outstanding.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

The 2024 CLO consists of the following:

	December 31, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,436,635	$100,020,000	S+1.72%	5.62%
Class A-1a Notes	115,500,000	115,500,000	114,849,313	115,523,100	S+1.72%	5.62%
Class A-1b Notes	16,500,000	16,500,000	16,407,045	16,531,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,909,862	16,046,400	S+1.95%	5.85%
Class B Notes	24,000,000	24,000,000	23,864,792	24,072,000	S+2.10%	6.00%
Class C Notes	32,000,000	32,000,000	31,819,723	32,112,000	S+2.70%	6.60%
Total 2024 CLO	$304,000,000	$304,000,000	$302,287,370	$304,304,850		5.74%

	December 31, 2024
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,259,304	$100,830,000	S+1.72%	6.38%
Class A-1a Notes	115,500,000	115,500,000	114,644,497	116,458,650	S+1.72%	6.38%
Class A-1b Notes	16,500,000	16,500,000	16,377,785	16,564,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,881,489	16,078,400	S+1.95%	6.61%
Class B Notes	24,000,000	24,000,000	23,822,233	24,168,000	S+2.10%	6.76%
Class C Notes	32,000,000	32,000,000	31,762,977	32,224,000	S+2.70%	7.36%
Total 2024 CLO	$304,000,000	$304,000,000	$301,748,285	$306,323,400		6.45%
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

The following tables present the details of the Fund’s borrowings as of December 31, 2025 and 2024:

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$151,100,000	$151,100,000	$151,100,000	S+1.70%	5.37%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,287,370	304,304,850	Various	5.74%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,988,805	142,825,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,047	1,492,625	12.00%	12.00%	4/30/2055
Total	$700,500,000	$601,600,000	$599,743,222	$599,722,475

	December 31, 2024
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$100,000,000	$2,574,938	$2,574,938	$2,574,938	S+2.85%	7.35%	4/17/2028
2024 CLO(2)(3)	304,000,000	304,000,000	301,748,285	306,323,400	Various	6.45%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	143,497,109	137,460,000	4.00%	4.00%	11/4/2026
Total	$549,000,000	$451,574,938	$447,820,332	$446,358,338
(1)
Interest rate as of December 31, 2025 and December 31, 2024 was 3-Month SOFR+1.70% and 3-Month SOFR+2.85%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of December 31, 2025 and December 31, 2024 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges. As of December 31, 2025 and December 31, 2024, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.6 million and $(0.2) million, respectively.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The components of the Fund's interest and financing expenses for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$27,917,608	$31,629,283	$30,467,344
Unfunded fees	597,414	502,632	708,765
Amortization of deferred financing costs and debt issuance costs	1,682,979	2,247,716	2,331,786
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(41,171)	94,689	(77,804)
Total interest expense(2)	$30,156,830	$34,474,320	$33,430,091
Weighted average interest rate	6.10%	7.41%	7.27%
Average borrowings	$494,774,995	$465,128,784	$459,767,246
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
7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of December 31, 2025 and December 31, 2024, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
Average notional value(1)	2025	2024	2023
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$136,944,444
Interest Rate Swaps(2), non-hedge accounting	8,776,775	15,385,739	39,015,719
Foreign Currency Forward Contracts(3)	38,018,966	37,312,819	32,555,712
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
December 31, 2025
Interest Rate Swaps, hedge accounting(1)	$1,017,060	$—	$1,017,060	$—	$1,017,060
Interest Rate Swaps, non-hedge accounting(2)	127,520	226,331	(98,811)	—	(98,811)
Foreign Currency Forward Contracts(3)	65,048	177,236	(112,188)	112,188	—
December 31, 2024
Interest Rate Swaps, hedge accounting(4)	$17,406	$—	$17,406	$—	$17,406
Interest Rate Swaps, non-hedge accounting(5)	250,357	78,603	171,754	—	171,754
Foreign Currency Forward Contracts(6)	401,535	—	401,535	(401,535)	—
(1)
Over collateralization of $1.7 million is excluded from Collateral (Received)/Pledged at December 31, 2025.
(2)
Over collateralization of $(1.2) million is excluded from Collateral (Received)/Pledged at December 31, 2025.
(3)
Over collateralization of $1.2 million is excluded from Collateral (Received)/Pledged at December 31, 2025.
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

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(1,900,825)	$1,534,445	$(279,502)
Interest rate swaps	89,354	(109,049)	218,609
Total net realized gain (loss) on derivative contracts	$(1,811,471)	$1,425,396	$(60,893)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(513,723)	$1,166,291	$(881,899)
Interest rate swaps	(270,565)	(76,901)	82,904
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(784,288)	$1,089,390	$(798,995)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

A summary of the composition of the Fund’s unfunded commitments as of December 31, 2025 and 2024 is shown in the table below:

Portfolio Company	Investment Type	December 31, 2025	December 31, 2024
A Stucki TopCo Holdings LLC & Intermediate Holdings LLC	1st Lien Revolver	$—	$878,780
Accela Inc/US	1st Lien Revolver	908,238	908,238
Allentown LLC	1st Lien Revolver	1,054,199	752,999
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Arctic Glacier Group Holdings	1st Lien Revolver	838,563	838,563
Artisan Bidco Inc	1st Lien Revolver	292,634	1,170,535
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	200,713
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	1,859,945	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	526,779	429,076
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Delayed Draw Term Loan	—	2,126,895
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	510,455	446,648
GI Apple Midco LLC (Atlas Technical)	1st Lien Delayed Draw Term Loan	—	1,710,984
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	740,145	826,655
Gopher Resource LLC	1st Lien Revolver	559,542	239,804
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,161,710	—
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,355,329	—
Hammer IntermediateCo LLC	1st Lien Revolver	832,008	—
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	5,045,399	5,238,806
HOA Finance Two, LLC / HOA II Finance Two, LLC	1st Lien Delayed Draw Term Loan	—	178,189
Hootsuite Inc.	1st Lien Revolver	568,854	1,422,136
Inotiv Inc	1st Lien Revolver	746,641	1,244,402
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	2,408,809	—
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	3,391,761	—
Meta Buyer LLC	1st Lien Revolver	1,479,569	—
MIS Acquisition, LLC	1st Lien Revolver	—	1,098,221
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Delayed Draw Term Loan	—	185,862
National Dentex Corp	1st Lien Revolver	14,872	364,290
NetSPI Midco Corporation	1st Lien Revolver	767,956	767,956
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,209,254	—
Radiate Holdco LLC	1st Lien Revolver	10,000,500	—
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	390,213	—
Recorded Books Inc (RB Media)	1st Lien Revolver	987,009	642,704
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,074,454	2,160,831
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	363,484	539,828
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	472,634	472,634
Smarsh Inc	1st Lien Revolver	144,941	141,790
Source Energy Services Ltd	1st Lien Delayed Draw Term Loan	—	442,137
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
Telestream 2 LLC	1st Lien Revolver	425,843	—
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	5,984,764	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
Thunder Grandparent Inc. (dba Telestream, Inc)	1st Lien Revolver	—	235,569
USA Debusk LLC	1st Lien Delayed Draw Term Loan	2,655,600	2,814,143
USA Debusk LLC	1st Lien Revolver	614,355	832,352
Vantage Specialty Chemicals Inc	1st Lien Revolver	1,731,343	—
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	89,078	980,141
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	363,641	1,118,895
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	718,711	—
Total		$66,905,919	$52,470,747

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s financial statements.

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

As of December 31, 2025, the Fund had $622.2 million of total commitments, of which $26.5 million was unfunded. Of the unfunded commitments, $25.0 million will not be available to be called until January 1, 2026. Total commitments of $25.9 million represent entities affiliated with the Adviser.

As of December 31, 2024, the Fund’s net capital contributions was $549.2 million. $94.5 million of net capital contributions were from entities affiliated with the Adviser.

Shares issued and outstanding as of December 31, 2025 and December 31, 2024 were 21,240,388 and 18,453,726, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 4% of the Fund as of December 31, 2025 and 18% as of December 31, 2024.

The following table summarizes activity in the number of shares issued for the twelve months ended December 31, 2025. There was no activity in the number of shares issued during the twelve months ended December 31, 2024:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 30, 2025	250	$7,375	$29.50
June 1, 2025	329,496	$9,502,656	$28.84
October 1, 2025	851,255	$24,124,566	$28.34
November 1, 2025	423,131	$12,000,000	$28.36
December 1, 2025	424,929	$12,000,000	$28.24

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the Fund's dividends declared for the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.66	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.04	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.66	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.04	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.24	$4,428,894
August 6, 2025	August 15, 2025	September 1, 2025	Regular	$0.46	$8,640,397
September 29, 2025	September 30, 2025	October 31, 2025	Regular	$0.76	$14,461,509
October 30, 2025	October 31, 2025	November 26, 2025	Regular	$0.25	$5,044,532
November 21, 2025	November 30, 2025	December 29, 2025	Regular	$0.25	$5,176,837
December 27, 2025	December 31, 2025	January 30, 2026	Regular	$0.25	$5,310,097

The following table summarizes the Fund's dividends declared for the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
November 7, 2024	September 30, 2024	November 12, 2024	Regular	$0.66	$12,179,459
November 7, 2024	September 30, 2024	November 12, 2024	Supplemental	$0.04	$738,149
August 6, 2024	June 30, 2024	August 9, 2024	Regular	$0.66	$12,179,459
August 6, 2024	June 30, 2024	August 9, 2024	Supplemental	$0.04	$738,149
May 2, 2024	March 31, 2024	May 10, 2024	Regular	$0.66	$12,179,459
May 2, 2024	March 31, 2024	May 10, 2024	Supplemental	$0.04	$738,149
February 2, 2024	December 31, 2023	February 12, 2024	Regular	$0.66	$12,179,459
February 2, 2024	December 31, 2023	February 12, 2024	Supplemental	$0.04	$738,149

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the twelve months ended December 31, 2025. There was no activity related to the distribution reinvestment plan for the twelve months ended December 31, 2024:

Declared Date	Record Date	Payment Date	Shares Issued
August 6, 2025	August 15, 2025	September 1, 2025	244,829
September 29, 2025	September 30, 2025	October 1, 2025	298,694
October 30, 2025	October 31, 2025	November 1, 2025	105,966
November 21, 2025	November 30, 2025	December 1, 2025	108,112

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

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

10.
Income Taxes

For income tax purposes, distributions made to shareholders are reported as ordinary income, capital gains, non-taxable return of capital, or a combination thereof. The final determination of the tax character of distributions will not be made until we file our tax return for each tax year and the tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of each calendar year. The tax character of distributions paid to shareholders during the tax period from May 1, 2025 to December 31, 2025 were as follows:

For the Period May 1, 2025 to December 31, 2025

Ordinary Income	$38,633,372
Capital gains	—
Return of capital	—

Taxable income generally differs from net increase in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The following table shows the components of accumulated losses on a tax basis for the period May 1, 2025 to December 31, 2025:

For the Period May 1, 2025 to December 31, 2025

Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Capital loss carryforward	(9,464,142)
Late year specified loss deferral	(611,812)
Other timing differences	(886,704)
Unrealized appreciation (depreciation)	(49,706,905)
Total accumulated under-distributed (over-distributed) earnings	(60,669,563)

During the period ended December 31, 2025, the Fund had no short-term capital loss carryforward and a long-term capital loss carryforward of $9,464,142.

For tax purposes, the Fund may elect to defer certain late-year losses to the first day of the following fiscal year. While late-year ordinary losses represent general operating results, late-year specified losses relate to specific items within the post-October timing period. As of December 31, 2025, the Fund deferred $611,812 of late-year specified losses, which are deemed to arise on January 1, 2026. The Fund did not defer any post-October capital losses deemed to arise on January 1, 2026.

In connection with the Fund’s conversion from a partnership to a RIC, a Section 362(e)(2)(C) election was made, resulting in a built‑in loss adjustment allocated among shareholders. As a result, the Fund recognized both permanent and temporary book‑to‑tax differences during the period ended December 31, 2025.

As of December 31, 2025, we adjusted accumulated net realized gain/(loss) by $9,855,076 to ($20,668,925), under-distributed net investment income by ($31,504,756) to ($1,289,810), and paid-in capital in excess of par by $21,649,681 to $654,483,442. Total earnings and net asset value were not affected.

To the extent that the Fund determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Fund accrues excise tax on estimated excess taxable income. For the period ended December 31, 2025, no U.S. federal excise tax was accrued.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

11. Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data*(1)
Net asset value, beginning of period	$29.53	$29.29	$28.77	$30.55	$30.00
Net investment income	3.23	3.67	3.54	2.90	0.41
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(1.19)	(0.63)	(0.31)	(2.18)	0.14
Total from operations	2.04	3.04	3.23	0.71	0.55
Dividends declared from net investment income	(3.61)	(2.80)	(2.72)	(2.49)	—
Total increase (decrease) in net assets	(1.57)	0.24	0.51	(1.77)	0.55
Net asset value, end of period	$27.96	$29.53	$29.29	$28.77	$30.55
Shares outstanding, end of period	21,240,388	18,453,726	18,453,726	18,453,726	18,453,726
Total Return, based on net asset value(2)(4)	7.30%	10.78%	11.70%	2.34%	15.98%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.46%	6.35%	6.25%	4.41%	3.04%
Other operating expenses(3)(6)	2.21%	2.09%	2.08%	2.04%	1.82%
Incentive fee, net of clawback(4)	1.40%	1.83%	1.01%	1.42%	1.78%
Offering costs write off	—	—	0.24%	—	—
Ratio of management fee offsets	—	—	—	—	(0.13)%
Total expenses(6)	9.07%	10.27%	9.58%	7.87%	6.51%
Net investment income(4)(5)(6)	11.18%	12.49%	12.23%	9.81%	9.90%
Net assets, end of period	$593,835,119	$544,912,994	$540,425,212	$530,976,832	$563,684,976
Portfolio turnover rate(7)	25.21%	34.04%	33.18%	26.97%	69.55%
Weighted-average debt outstanding	$494,774,995	$465,128,784	$459,767,246	495,444,169	391,358,864
Weighted-average interest rate on debt	6.10%	7.41%	7.27%	4.85%	3.78%
Weighted-average shares outstanding	19,094,427	18,453,726	18,453,726	18,453,726	18,453,726
IRR(8)	N/A	N/A	N/A	N/A	14.81%

(*) Totals may not foot due to rounding.

(1)
The per share data was derived by using the weighted average shares outstanding during the applicable period, except for net asset value and distributions declared which reflect the actual amount per share for the applicable period. The per share data and shares outstanding are only applicable for the period from November 15, 2021 to December 31, 2025, as the Fund is a unitized trust; prior to November 15, 2021, the Fund was a non-unitized partnership (see Note 1).
(2)
Total return is calculated as the change in net asset value for the years ended December 31, 2025, 2024, 2023 and 2022 and for the period November 15, 2021 to December 31, 2021, assuming dividends and distributions, if any, are reinvested in accordance with the Fund's dividend reinvestment plan, divided by the beginning net asset value per share. For the period ended November 14, 2021, total return based on net asset value is calculated as investors total increase (decrease) in net assets and partners' capital resulting from operations divided by investors capital during the period, adjusted for capital inflows, outflows and items of income and expense.
(3)
Other operating expenses exclude interest and financing related expenses, incentive fee and offering costs write off.
(4)
For the year ended December 31, 2023, the incentive compensation clawback of $5.3 million included $4.4 million relating to the year ended December 31, 2022 (see Note 3). The impact of the $4.4 million, or prior year amount, on the total return based on net asset value, incentive fee expense net of clawback and net investment income ratios was 0.98%, (0.80)% and 0.87%, respectively.
(5)
The net investment income ratio is presented after the effects of expenses (including interest and financing related expenses, the management fee and Incentive Fee, net of clawback).
(6)
Prior to any management fee waivers, the other operating expenses, total expenses, and net investment income to average net assets for the year ended December 31, 2025, was 2.39%, 9.25%, and 11.00%, respectively. For the year ended December 31, 2025, a management fee waiver of 0.25% was applicable from May 1, 2025 to December 31, 2025. For the years ended December 31, 2024, 2023, 2022 and 2021 management fee waivers were not applicable.
(7)
Portfolio turnover is calculated as the lesser of (i) purchases of portfolio investments or (ii) the aggregate total of sales of portfolio investments plus any prepayments received, divided by average fair value of portfolio investments during the period.
(8)
For the year ended December 31, 2021, the internal rate of return for the Fund's limited partners from the initial closing are net of management fee and incentive compensation and have been computed based on the amounts and effective dates of capital called from and distributed to limited partners and the ending partners' capital at the end of the period of the limited partners' capital accounts, adjusted for the effects of the subsequent closes.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Continued)

12. Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in the consolidated financial statements other than those items described below.

On January 2, 2026, the Fund issued and sold 357,654 shares at an offering price of $27.96 per share. The Fund received $10.0 million as payment for such shares.

On January 29, 2026, the Board declared a dividend of $0.24 per share, payable on February 27, 2026, for Shareholders of record on January 31, 2026.

On February 2, 2026, the Fund issued and sold 358,038 shares at an offering price of $27.93 per share. The Fund received $10.0 million as payment for such shares.

On February 27, 2026, the Board declared a dividend of $0.24 per share, payable on March 31, 2026, for Shareholders of record on February 28, 2026.

The Fund received $10.0 million of net proceeds related to subscriptions effective March 2, 2026.

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

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Name, Business Address(1) and Year of Birth	Position(s) Held with the Fund	Term of Office and Length of Time Served	Principal Occupations During the Past Five Years	Number of Portfolios in Fund Complex(2) Overseen by Trustee	Other Directorships held by Trustee During the Past Five Years
INDEPENDENT TRUSTEES:
Laurence M. Austin Year of Birth: 1957	Trustee	Trustee since November 15, 2021 Term of Office - Class I	Current: Chairman and Portfolio Manager, Endeavour Capital Advisors (1994-Present)	2	Former: Mexico Tower Partners, Holdco (2014-2019) (telecommunications infrastructure).
Steven E. Brown Year of Birth: 1962	Trustee	Trustee since November 15, 2021 Term of Office - Class III	Current: Vice President, Treasury and Risk Management (2017-Present), Director, Risk Management (2013-2017), Mansfield Energy Corp. (energy and energy services)	2	None.
Paul Shang Year of Birth: 1956	Trustee	Trustee since November 15, 2021 Term of Office - Class II	Current: Managing Director, Chief Executive Officer of Standard NY and Vice Chairman of Global Corporate & Investment Banking, Standard Bank (2010-Present)	2	None.
INTERESTED TRUSTEES(3)(4):
Anthony DiNello Year of Birth: 1981	Trustee (Chair of the Board), Chief Executive Officer and President	Trustee since December 16, 2024 Term of Office - Class III	Current: Chief Executive Officer, Silver Point Specialty Lending Fund and Head of Lending, Silver Point Capital	2	None.
Kristen Clark Year of Birth: 1972	Trustee	Trustee since November 15, 2021 Term of Office - Class II	Current: Senior Controller, Silver Point Capital	2	None.

(1)
The business address of each Trustee is c/o Silver Point Specialty Lending Fund, Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.
(2)
The “Fund Complex” includes the Fund and Silver Point Private Credit Fund.
(3)
Mr. DiNello and Ms. Clark are each deemed to be an “interested person” of the Fund under the Investment Company Act because of their affiliations with our Adviser.
(4)
Individual currently serves as a trustee of other funds managed by Silver Point.

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

Anthony DiNello

Mr. DiNello is the Head of Direct Lending at Silver Point Capital and Chief Executive Officer and President of Silver Point Specialty Lending Fund. He is also Chairman of the Board of Silver Point Specialty Lending Fund. He serves as an Investment Committee Member for the Direct Lending Strategy. He joined the Firm in 2006 as an investment analyst and has worked on both the Direct Lending and Restructuring teams. In 2015, following Silver Point’s launch of SPSL, Mr. DiNello began focusing exclusively on Direct Lending, before assuming his current role of Head of Direct Lending in 2020. Prior to joining Silver Point, Mr. DiNello worked in the Global Industrials & Services Group at Credit Suisse First Boston. Mr. DiNello graduated with highest honors from the University of Michigan Business School, earning a BBA with an emphasis in Finance and Accounting.

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

The address for each executive officer is c/o Silver Point Specialty Lending Fund, Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.

Jesse Dorigo

Mr. Dorigo is the Chief Financial Officer, overseeing all operations, accounting, financing, analysis and reporting related to the Silver Point Funds. Mr. Dorigo initially joined Silver Point in 2005 on the Accounting and Valuation teams, ultimately leading and developing the Valuation team, Reporting team, and the Financing team. He was named Deputy CFO in 2017 and CFO of the Funds in January 2020. Mr. Dorigo graduated from New York University’s College of Arts and Science with a B.A. in Economics.

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

Independent Trustee Securities Ownership in Investment Advisers or Principal Underwriters of the Trust and their Affiliates

The table below sets forth information about securities owned by our Independent Trustees and their respective immediate family members, as of December 31, 2025, in the Adviser, principal underwriters of the Fund and entities directly or indirectly controlling, controlled by, or under common control with, the Adviser or principal underwriters of the Fund.

Trustee	Name of Owners and Relationships to Trustee	Company/ Partnership	Title of Class	Value of Securities ($ millions)	Percent of Class
Laurence M. Austin	Laurence M. Austin Family LLC, affiliate Endeavor Capital Advisors, affiliate	Silver Point Capital Fund, L.P.(1)	Partnership interests	$6.9	0.2%
	Laurence M. Austin, affiliate Endeavor Capital Advisors, affiliate	Silver Point Select Overflow Fund, L.P.(1)	Series 1	$2.8	0.8%
Steven E. Brown	None	N/A	N/A	N/A	N/A
Paul Shang	None	N/A	N/A	N/A	N/A
(1)
Silver Point Capital Fund, L.P. and Silver Point Select Overflow Fund, L.P. are under common control with the Adviser.

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

Our Board of Trustees has appointed Anthony DiNello to serve in the role of Chair of our Board of Trustees. The Chair’s role is to preside at all meetings of our Board of Trustees and to act as a liaison with our Adviser, counsel and other Trustees generally between meetings. The Chair serves as a key point person for dealings between management and the Trustees. The Chair also may perform such other functions as may be delegated by our Board of Trustees from time to time. Our Board of Trustees reviews matters related to its leadership structure annually. Our Board of Trustees has determined that our Board of Trustees’ leadership structure is appropriate because it allows our Board of Trustees to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full Board in a manner that enhances effective oversight. The Board has not appointed a Lead Independent Trustee.

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

Edward A. Mulé—Founding Partner, CEO & Portfolio Manager of Silver Point

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

Robert J. O’Shea—Founding Partner & Chairman of Silver Point

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

Portfolio Management

Edward A. Mulé is our portfolio manager and leads our Adviser’s investment committee. As of December 31, 2025, our portfolio manager, who is primarily responsible for our day-to-day management, manages 42 pooled investment vehicles or other accounts with a total amount of approximately $44.0 billion in investable assets. Biographical information for Mr. Mulé is set forth under "Management—Founding Principals". The table below shows the dollar range of common shares to be beneficially owned by our portfolio manager.

Name	Aggregate Dollar Range of Equity Securities(1)
Edward A. Mulé	Over $1,000,000
(1)
Dollar ranges are as follows: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, $100,001-$500,000, $500,001-$1,000,000 or over $1,000,000.

Other Accounts Managed. The information below lists the number of accounts for which Edward A. Mulé, the Fund’s portfolio manager was primarily responsible for the day-to-day management as of December 31, 2025:

Type of Accounts	Total Number of Accounts Managed	Total Investable Assets (in millions)	Number of Accounts Managed for which Advisory Fee is Based on Performance	Total Assets for which Advisory Fee is based on Performance (in millions)
Pooled Investments	40	$42,200	40	$42,200
Other	2	$1,800	2	$1,800

Total Investable Assets includes the net asset value of funds managed by Silver Point, as well as (i) for drawdown funds that are in their investment period, unfunded capital commitments; (ii) for drawdown funds outside their investment period, the lesser of unfunded capital commitments and amounts available to make follow-on investments; (iii) targeted leverage for applicable funds; and (iv) capital activity as of January 1, 2026. Total unfunded capital commitments included in Total Investable Assets is $7.0 billion.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2025, there were 21,240,388 common shares outstanding. The following table sets forth information with respect to the expected beneficial ownership of our common shares as of the date of this annual report, by:

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

Name and address(1)	Type of ownership	Shares owned	Percentage of common stock currently outstanding
Anthony DiNello	None	None	*%
Jesse Dorigo	Record and Beneficial	1,787	*%
James Kasmarcik	None	None	*%
Kristen Clark	None	None	*%
Laurence M. Austin	None	None	*%
Steven E. Brown	None	None	*%
Paul Shang	None	None	*%
All executive officers and Trustees as a group (8 persons)	Record and Beneficial	1,787	*%
Texas County & District Retirement System	Record and Beneficial	3,542,308	16.7%
The Board of Regents of the University of Texas System	Record and Beneficial	3,385,455	15.9%
AMG Pantheon Credit Solutions LLC	Record and Beneficial	1,491,081	7.0%
JPM Chase TTEE of Delta Master TR Benefit Pension Plan	Record and Beneficial	3,523,880	16.6%
Cliffwater LLC & Stephen Nesbitt(3)	Record and Beneficial	6,076,235	28.6%

* Represents less than 1%.

(1)
The address for each Trustee and executive officer is Two Greenwich Plaza, Suite 1, Greenwich, Connecticut 06830.
(2)
Beneficial ownership of shares held through affiliated entities.
(3)
In a Schedule 13G filed with the SEC on June 6, 2025, Cliffwater LLC reported that it is the discretionary manager of several managed accounts holding securities of the Fund. Additionally, Mr. Nesbitt may be deemed to beneficially own such securities due to his position as Chief Executive Officer of Cliffwater LLC.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

Investment Management Agreement

The Fund is party to an Advisory Agreement, pursuant to which the Fund pays its Adviser a fee for investment management services consisting of a Management Fee and an Incentive Fee, which costs are ultimately borne by our Shareholders. Our fee structure may create an incentive for our Adviser to invest in certain types of securities. The Adviser relies on third-party valuation services to assist with the valuation of the Fund’s portfolio investments and may call on investment professionals from Silver Point for support. Because the Capital Gains Incentive Fee to our Adviser is based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments. See “Item 1. Business—Investment Management Agreement.”

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

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP served as the Fund’s independent registered public accounting firm for the years ended December 31, 2025 and 2024. PricewaterhouseCoopers LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

For the years ended December 31, 2025 and 2024, the Fund incurred the following fees for services provided by PricewaterhouseCoopers LLP:

	For the Years Ended December 31,
	2025	2024
Audit Fees	$444,000	$434,000
Audit-Related Fees	30,000	30,000
Tax Fees	113,365	63,988
All Other Fees	2,020	2,250
Total Fees	$589,385	$530,238

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

During the year ended December 31, 2025, the audit committee pre-approved 100% of non-audit services in accordance with the pre-approval policy described above, if any.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this annual report on Form 10-K:

(1)
Consolidated Financial Statements—Consolidated financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 76 of this annual report on Form 10-K;
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Exhibit Number	Description
3.1(a)	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund's current report on Form 8-K (File No. 000-5633) filed on May 6, 2025
3.1(b)

Certificate of of Amendment to Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund's current report on Form 8-K (File No. 000-5633) filed on January 2, 2026

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Fund's current report on Form 8-K (File No. 000-5633) filed on May 6, 2025
4.1	Form of Shareholder Agreement (incorporated by reference to Exhibit 4.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
4.2

Indenture and Security Agreement among Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.1	Third Amended and Restated Investment Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
10.2	Fourth Amended and Restated Investment Advisory Agreement (incorporated by reference to exhibit 10.2 to the Fund's current report on on Form 8-K (File No. 000-5633) filed on May 6, 2025
10.3

Master Servicing Agreement between Registrant and U.S. Bank Global Fund Services, LLC (incorporated by reference to Exhibit 10.2 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.4

Amended and Restated Custody Agreement between Registrant and U.S. Bank National Association (incorporated by reference to Exhibit 10.3 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.5

Loan Financing and Servicing Agreement Conformed through Omnibus Amendment No. 21, among Specialty Credit Facility, LLC, Specialty Credit Services, LLC, Silver Point Specialty Credit Fund, L.P., Deutsche Bank AG, New York Branch, et al. (incorporated by reference to Exhibit 10.1 to the Fund’s current report on Form 8-K (File No. 000-56533) filed on December 29, 2025)

10.6

Amendment No. 20 to Loan Financing and Servicing Agreement among Specialty Credit Facility, LLC and Deutsche Bank AG, et al. (incorporated by reference to Exhibit 10.1 to the Fund’s current report on Form 8-K (File No. 000-56533) filed on April 22, 2025)

10.7

Credit Agreement among Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, U.S. Bank National Association and Various Lenders (incorporated by reference to Exhibit 10.5 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.8	2021 CLO Supplemental Indenture (incorporated by reference to Exhibit 10.2 to the Fund’s quarterly report on Form 10-Q (File No. 000-56533) filed on August 14, 2023)
10.9

Collateral Administration Agreement among Silver Point SCF CLO I, Ltd., Silver Point Specialty Credit Fund Management LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.6 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.10

Master Note Purchase Agreement between Registrant and Note Purchasers (incorporated by reference to Exhibit 10.8 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on May 12, 2023)

10.11

Investor Services Agreement between Registrant and U.S. Bancorp Fund Services, LLC (incorporated by reference to Exhibit 10.7 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)

10.12

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

10.14

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

10.15	Form of Liquidity Election Form (incorporated by reference to Exhibit 10.1 to the Fund's current report on Form 8-K (File No. 000-5633) filed on May 6, 2025)
10.16*	Transfer Agent Servicing Agreement dated as of March 21, 2025 between Registrant and U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Fund’s registration statement on Form 10 (File No. 000-56533) filed on April 3, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Fund’s annual report on Form 10-K (File No. 000-56533) filed on March 21, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The Registrant hereby agrees to furnish a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver Point Specialty Lending Fund

Date: March 18, 2026	By:	/s/ Jesse Dorigo
Name: Jesse Dorigo
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 18, 2026.

Name	Title

/s/ Anthony DiNello	Chief Executive Officer (Principal Executive Officer) and Trustee (Chair of the Board)
Anthony DiNello

/s/ Jesse Dorigo	Chief Financial Officer (Principal Financial Officer)
Jesse Dorigo

/s/ Laurence M. Austin	Trustee
Laurence M. Austin

/s/ Steven E. Brown	Trustee
Steven E. Brown

/s/ Kristen Clark	Trustee
Kristen Clark

/s/ Paul Shang	Trustee
Paul Shang