Form 10-Q
period 2026-03-31
Silver Point Specialty Lending Fund
filed 2026-05-12
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 22,886,809 shares of common stock, $0.001 par value per share, outstanding. Common stock outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized at this time.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,136,588,958 and $1,157,779,432, respectively)	$1,101,328,239	$1,133,651,175
Non-controlled, affiliated investments (amortized cost of $23,872,169 and 23,603,860, respectively)	34,518,711	30,263,217
Controlled investments (amortized cost of $39,744,529 and $40,671,939, respectively)	17,566,377	19,832,346
Total investments, at fair value (amortized cost of $1,200,205,656 and $1,222,055,231, respectively)	1,153,413,327	1,183,746,738
Cash and cash equivalents (cash equivalents of $11,015,736 and $11,056,883, respectively)	13,896,770	14,006,888
Restricted cash and cash equivalents (restricted cash equivalents of $21,354,745 and $12,954,969, respectively)	26,256,330	17,888,102
Foreign cash held at banks (cost of $516,267 and $2,165,557, respectively)	514,079	2,163,174
Receivable for unsettled transactions	2,996,212	5,351,693
Interest receivable	8,405,697	8,223,819
Foreign currency forward contracts, at fair value	346,471	65,048
Interest rate swaps, at fair value	848,408	1,144,580
Due from broker	978,313	1,773,780
Deferred financing costs	1,618,110	1,785,354
Other assets	7,445,685	313,017
Total assets	$1,216,719,402	$1,236,462,193

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $2,133,636 and $2,448,150, respectively)	$571,590,163	$599,743,222
Payable for unsettled transactions	1,387,651	21,204,629
Interest payable	6,775,704	5,352,673
Management fees payable to an affiliate (Note 3)	1,540,892	1,506,894
Income incentive fee payable to an affiliate (Note 3)	2,417,863	2,501,126
Interest rate swaps, at fair value	134,667	226,331
Foreign currency forward contracts, at fair value	14,092	177,236
Dividend payable	5,425,192	5,310,097
Other liabilities	4,780,876	4,734,054
Accrued expenses	1,693,596	1,870,812
Total liabilities	595,760,696	642,627,074

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 22,604,966 and 21,240,388 shares issued and outstanding, respectively	22,605	21,240
Paid-in-capital in excess of par	692,571,931	654,483,442
Distributable earnings (losses)	(71,635,830)	(60,669,563)
Total net assets	620,958,706	593,835,119
Total liabilities and net assets	$1,216,719,402	$1,236,462,193
Net asset value per share	$27.47	$27.96

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind ("PIK") interest)	$29,686,979	$25,507,118
PIK interest income	761,715	1,156,101
Other income	669,090	18,843
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	34,026	185,975
PIK interest income	262,485	145,214
Controlled investments:
Interest income (excluding PIK interest)	98,950	198,604
PIK interest income	29,510	26,071
Total investment income	31,542,755	27,237,926

Expenses:
Interest and financing expenses	8,603,215	7,252,011
Management fee (Note 3)	1,926,115	1,029,670
Income incentive fee (Note 3)	2,417,863	2,586,261
Incentive compensation clawback (Note 3)	—	(781,367)
Professional fees	719,827	547,525
Administration fees	758,201	405,293
Trustee fees	65,625	86,301
Other general and administrative expenses	494,470	470,187
Total expenses	14,985,316	11,595,881
Management fee waiver (Note 3)	(385,223)	—
Net expenses	14,600,093	11,595,881
Net investment income	16,942,662	15,642,045

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(4,567,056)	(1,807,901)
Non-controlled/affiliated investments	—	90,652
Foreign currency transactions	(23,649)	17,845
Foreign currency forward contracts	577,247	(568,753)
Interest rate swaps	28,289	5,219
Total net realized gain (loss)	(3,985,169)	(2,262,938)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(11,132,462)	(1,418,015)
Non-controlled/affiliated investments	3,987,185	91,379
Controlled investments	(1,338,559)	(1,322,666)
Translation of assets and liabilities in foreign currencies	(42,022)	86,441
Foreign currency forward contracts	444,567	(386,023)
Interest rate swaps	105,512	(203,023)
Total net change in unrealized appreciation (depreciation)	(7,975,779)	(3,151,907)
Net gain (loss)	(11,960,948)	(5,414,845)
Net increase (decrease) in net assets resulting from operations	$4,981,714	$10,227,200
Net investment income per share (Basic and Dilutive)	$0.77	$0.85
Earnings per share (Basic and Dilutive)	$0.23	$0.55
Weighted average shares outstanding	21,922,577	18,453,726

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025:	21,240,388	21,240	654,483,442	(60,669,563)	593,835,119
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	16,942,662	16,942,662
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(3,985,169)	(3,985,169)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(7,975,779)	(7,975,779)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	1,074,758	1,075	29,998,925	—	30,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	289,820	290	8,089,564	—	8,089,854
Dividends declared from distributable earnings	—	—	—	(15,947,981)	(15,947,981)
Balance at March 31, 2026:	22,604,966	$22,605	$692,571,931	$(71,635,830)	$620,958,706

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024:	18,453,726	$18,454	$553,593,317	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,642,045	15,642,045
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,262,938)	(2,262,938)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(3,151,907)	(3,151,907)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2025:	18,453,726	$18,454	$553,593,317	$(11,389,185)	$542,222,586

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,981,714	$10,227,200
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(2,512,917)	(1,939,820)
Amortization of deferred financing costs and debt issuance costs	481,759	429,326
Payments for purchase of investments	(67,394,332)	(54,213,697)
Proceeds from sales, paydowns and resolutions of investments	88,243,478	52,758,055
Interest paid-in-kind	(1,053,710)	(1,327,386)
Net realized (gain) loss from investments	4,567,056	1,717,249
Net change in unrealized (appreciation) depreciation from investments	8,483,836	2,649,302
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(444,567)	386,023
Net change in unrealized (appreciation) depreciation from interest rate swaps	(105,512)	203,023
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(9,610)	(29,790)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	2,355,481	9,446,101
Interest receivable	(181,878)	158,863
Incentive compensation clawback	—	(781,367)
Due from broker	795,467	(528,000)
Other assets	(7,132,668)	(214,247)
Due to broker	—	(1,920,000)
Payable for unsettled transactions	(19,816,978)	(6,792,832)
Interest payable	1,423,031	(14,356)
Management fees payable to an affiliate	33,998	—
Income incentive fee payable to an affiliate	(83,263)	(268,529)
Interest rate swaps accrual, net	(47,943)	(56,417)
Other liabilities	46,822	(42,559)
Accrued expenses	(177,217)	(710,720)
Net cash provided by (used in) operating activities	12,452,047	9,135,422
Cash flows from financing activities
Proceeds from debt borrowings	45,900,000	—
Principal debt payments	(74,000,000)	(2,574,938)
Payment of deferred financing costs and debt issuance costs	—	—
Issuance of common shares	30,000,000	—
Dividends paid in cash	(7,743,032)	(12,917,608)
Net cash provided by (used in) financing activities	(5,843,032)	(15,492,546)
Net increase (decrease)	6,609,015	(6,357,124)

Beginning of period balance(1)	34,058,164	99,176,269
End of period balance(1) (Note 2)	$40,667,179	$92,819,145
(1) Including cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$6,755,978	$6,923,248
Reinvestment of dividends during the period	$8,089,854	$—
Dividends payable	$5,425,192	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
175 3rd Street⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.50%, 3.75% Floor	9.25%	4/30/2025	5/1/2026	$8,969,922	$8,961,113	$9,012,067	1.45%
Accela Inc/US⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	9/1/2023	9/3/2030	11,379,348	11,238,827	11,322,792	1.82
Accela Inc/US⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.42	4/11/2025	9/3/2030	1,348,734	1,337,523	1,342,031	0.22
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/2/2030	2,242,023	(17,915)	(17,786)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	9.96	10/18/2021	3/26/2029	19,094,917	18,134,807	18,664,395	3.01
Advanced Integration Technology LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Aerospace & Defense	S+6.60%, 1.00% Floor	10.27	5/24/2022	5/24/2027	13,069,050	12,970,507	13,056,635	2.10
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.83	4/22/2022	4/22/2027	11,590,352	11,481,259	11,275,223	1.82
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.82	4/22/2022	4/22/2027	1,728,059	1,725,918	1,681,075	0.27
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded) (1.00% PIK)	12.75	4/22/2022	4/22/2027	1,172,632	455,849	432,684	0.07
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	8.67	5/2/2023	5/2/2030	5,705,179	5,591,460	5,685,666	0.92
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(10,042)	(3,878)	(0.00)
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.25%, 1.00% Floor	8.92	1/14/2026	1/14/2031	707,922	707,922	573,572	0.09
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.00%, 1.00% Floor	8.67	1/14/2026	1/14/2031	530,941	530,941	481,917	0.08
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	53,094	(508)	(1,263)	(0.00)
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	212,377	(10,171)	(5,159)	(0.00)
Amerijet Holdings Inc⁽⁷⁾	1st Lien Term Loan	Transportation & Logistics	11.50% (12.00% PIK)	11.50	12/19/2023	6/30/2027	6,907,617	6,897,649	12,447,181	2.00
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+7.11%, 1.00% Floor	10.78	12/28/2021	6/30/2027	12,775,842	12,651,754	11,989,544	1.93
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Revolver	Transportation & Logistics	S+7.11%, 1.00% Floor (0.50% on unfunded)	10.78	12/28/2021	6/30/2027	2,536,322	2,519,098	2,379,938	0.38
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽¹⁵⁾	1st Lien Term Loan	Software & Services	S+6.19%, 0.75% Floor	9.86	5/26/2022	5/26/2028	2,160,857	2,144,059	2,122,118	0.34
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	10.65	11/7/2023	11/7/2029	4,101,229	4,021,971	4,045,710	0.65
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	9.03	11/7/2023	11/7/2029	€7,011,399	7,390,942	7,988,365	1.29
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.66	11/7/2023	11/7/2029	1,170,535	856,819	861,173	0.14
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	5,901,176	5,851,001	5,818,560	0.94
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.67	3/19/2024	3/19/2031	2,119,510	2,094,197	2,026,812	0.33
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.67	3/19/2024	3/19/2031	4,817,068	4,763,191	4,606,391	0.74
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(8,200)	(34,283)	(0.01)
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.96	6/10/2021	6/11/2027	4,149,399	4,115,469	4,002,095	0.64
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.96	11/19/2021	6/11/2027	2,587,437	2,567,425	2,495,583	0.40

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
BEL USA LLC⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.82%	12/13/2018	6/2/2026	$8,821,421	$8,719,947	$1,406,357	0.23%
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.80	1/13/2026	6/2/2026	223,491	223,491	223,378	0.04
Bending Spoons US Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.88%, 1.00% Floor	9.54	2/19/2025	3/7/2031	18,603,706	18,210,721	16,941,000	2.73
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.25	6/30/2025	3/31/2029	10,602,410	10,170,361	9,324,037	1.50
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+3.75%, 4.00% Floor (S+3.75% PIK)	7.75	6/30/2025	3/31/2029	10,442,810	7,662,930	6,273,518	1.01
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+5.00%, 0.75% Floor	8.66	10/10/2023	10/10/2030	3,442,224	3,381,120	3,344,019	0.54
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+5.00%, 0.75% Floor	8.66	1/22/2026	10/10/2030	1,081,601	1,071,320	1,050,743	0.17
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Healthcare Technology	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(6,488)	(9,339)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	8.92	2/27/2023	2/27/2030	10,170,009	10,004,028	9,827,279	1.58
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	1.00	2/27/2023	2/27/2030	924,210	(9,302)	(31,146)	(0.01)
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	2/27/2023	2/27/2029	707,659	(8,579)	(18,965)	(0.00)
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	8.92	7/1/2025	7/8/2030	18,407,516	17,628,434	16,881,257	2.72
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	10.42	11/8/2023	11/8/2030	9,501,470	9,332,175	9,239,109	1.49
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(15,932)	(27,400)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.17	12/19/2024	1/3/2031	2,193,577	2,185,226	2,182,609	0.35
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	12/19/2024	1/5/2032	13,716,358	—	(68,582)	(0.00)
DMT Solutions Global Corp (dba Bluecrest)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+8.10%, 1.00% Floor	11.77	8/30/2023	8/30/2027	17,170,381	16,964,978	16,821,375	2.71
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.68	11/15/2024	11/15/2029	2,479,668	2,441,741	2,481,774	0.40
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹³⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(3,501)	205	(0.00)
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.67	1/19/2024	1/20/2031	2,501,897	2,464,544	2,478,909	0.40
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.67	1/19/2024	1/20/2031	734,831	722,954	728,079	0.12
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	8.67	9/26/2025	1/20/2031	557,165	51,389	49,043	0.01
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	1/19/2024	1/20/2030	185,747	(2,543)	(1,836)	(0.00)
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.42	10/31/2025	10/31/2031	5,951,819	5,841,143	5,862,542	0.94
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.67	9/1/2023	9/4/2029	7,805,702	7,707,923	7,654,808	1.23
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.70	2/27/2026	9/3/2029	276,496	271,037	271,151	0.04
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.67	9/1/2023	9/4/2029	1,063,447	413,251	404,821	0.07
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.42	4/19/2023	4/19/2030	10,774,075	10,594,781	10,748,941	1.73
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.42	4/19/2023	4/19/2030	206,712	204,777	206,233	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	10.42	4/19/2023	4/19/2029	1,345,718	585,056	604,458	0.10

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Gibson Brands Inc⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.93%	2/16/2024	8/11/2028	$5,520,301	$5,346,321	$5,076,304	0.82%
GOJO Industries Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁰⁾	1st Lien Term Loan	Consumer Products	S+8.00%, 2.50% Floor (4.50% PIK)	11.67	10/26/2023	10/26/2028	18,141,008	17,866,535	19,048,058	3.07
Gopher Resource LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.45	10/4/2024	10/4/2029	17,272,342	16,915,043	17,135,595	2.76
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.42	10/4/2024	10/4/2029	1,341,763	1,270,396	1,281,592	0.21
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.14	8/12/2025	8/12/2032	17,476,136	17,149,312	17,179,042	2.77
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.16	8/12/2025	8/12/2032	2,067,637	878,662	870,777	0.14
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	8/12/2025	8/12/2030	2,074,483	(36,218)	(38,378)	(0.01)
Hammer IntermediateCo LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.20	10/1/2025	10/1/2031	6,465,389	6,375,535	6,449,226	1.04
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Automobiles & Components	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	10/1/2025	10/1/2031	1,062,137	(14,609)	(11,949)	(0.00)
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.17	7/16/2024	7/16/2029	10,353,578	10,132,154	10,332,871	1.66
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.17	7/16/2024	7/16/2029	3,130,565	3,065,076	3,124,304	0.50
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.70	12/23/2025	12/23/2031	18,367,823	17,299,374	17,247,386	2.78
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.50%, 0.75% Floor	8.17	2/6/2026	2/7/2033	10,760,234	10,658,856	10,652,632	1.72
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+6.75%, 0.75% Floor (0.50% on unfunded)	10.25	2/6/2026	2/7/2033	1,871,345	106,438	106,043	0.02
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+6.86%, 1.00% Floor (0.25% PIK)	10.43	11/3/2021	11/5/2026	15,687,248	15,596,624	12,352,898	1.99
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	P+8.50%, 1.00% Floor (0.50% on unfunded)	15.25	11/3/2021	11/5/2026	1,244,402	1,062,058	1,162,680	0.19
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027	9,192,144	9,075,343	9,119,136	1.47
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.17	8/15/2025	9/5/2029	7,579,175	7,329,113	7,549,161	1.22
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.68	12/16/2025	12/16/2030	20,552,930	19,968,583	20,244,636	3.26
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.15	12/20/2023	11/9/2028	4,532,598	4,482,041	4,521,889	0.73
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(6,687)	(1,473)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor (5.50% PIK)	14.82	7/23/2021	7/23/2027	19,902,305	19,820,334	18,511,036	2.98
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(34,952)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.66	5/12/2025	8/11/2028	12,187,790	11,196,520	8,764,301	1.41
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.50%, 3.75% Floor	11.25	12/1/2022	5/29/2026	4,568,481	4,494,139	4,492,444	0.72
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.42	8/15/2024	8/27/2029	18,858,524	18,471,445	17,192,656	2.77
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.17	2/24/2025	2/24/2032	15,938,288	15,239,120	15,059,137	2.43
Mad Engine Global, LLC	1st Lien Term Loan	Consumer Apparel	S+7.26%, 1.00% Floor	10.96	6/30/2021	7/15/2027	10,650,000	10,576,654	9,270,825	1.49
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	9.45	5/31/2023	5/31/2030	17,386,253	17,157,161	16,181,880	2.61
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(18,934)	(113,531)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Meta Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	8.94%	12/22/2025	12/22/2031		$3,648,674	$3,614,597	$3,613,591	0.58%
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.29	12/22/2025	12/22/2031		€5,072,281	5,883,861	5,803,772	0.93
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.03	12/22/2025	12/22/2031	AU$	3,838,731	2,513,062	2,623,392	0.42
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	12/22/2025	12/22/2031		3,391,761	1,593,187	1,584,435	0.26
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	0.50	1/21/2026	12/22/2031		1,479,569	(14,237)	(14,211)	(0.00)
Metropolis Technologies Inc	1st Lien Term Loan	Consumer Services	S+5.25%	8.98	10/20/2025	11/3/2032		2,535,818	2,511,685	2,499,365	0.40
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.20	12/30/2025	12/1/2028		20,726,950	20,060,655	20,131,050	3.24
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.07	6/30/2022	6/30/2029		9,075,159	9,014,369	9,030,878	1.45
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	9.65	5/17/2024	5/17/2030		6,848,110	6,750,554	6,574,186	1.06
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030		995,726	(14,585)	(39,829)	(0.01)
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor (1.00% PIK)	13.85	10/26/2020	5/15/2026		12,961,206	11,554,228	4,509,577	0.73
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor (1.00% PIK)	13.85	10/26/2020	5/15/2026		6,523,779	5,813,679	2,269,810	0.37
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.15%, 1.00% Floor (S+12.15% PIK)	15.85	10/29/2024	5/15/2026		3,137,338	580,738	1,091,571	0.18
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor (1.00% PIK)	13.85	4/4/2024	5/15/2026		1,037,414	898,936	360,946	0.06
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.15%, 1.00% Floor (1.00% on unfunded) (1.00% PIK)	13.82	9/24/2025	5/15/2026		1,427,610	1,189,536	1,241,748	0.20
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.15%, 1.00% Floor (0.50% on unfunded) (S+9.15% PIK)	12.85	10/26/2020	5/15/2026		1,649,507	1,475,735	559,039	0.09
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	9.88	5/31/2024	5/31/2029		6,911,607	6,816,240	6,697,347	1.08
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2024	5/31/2029		767,956	(9,724)	(23,807)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+6.25%, 1.00% Floor	9.95	6/30/2023	6/30/2029		20,750,501	20,260,525	20,245,588	3.26
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²¹⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.17	8/30/2024	8/29/2030		27,988,900	26,686,159	28,352,756	4.57
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.17	5/23/2024	5/30/2029		21,958,061	22,113,359	21,964,890	3.54
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.25	11/24/2025	11/12/2030		11,689,457	11,557,281	11,525,805	1.86
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030		1,209,254	(7,084)	(16,930)	(0.00)
Radiate Holdco LLC	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.67	10/23/2025	6/26/2029		5,000,250	4,931,810	4,991,900	0.80
Radiate Holdco LLC⁽⁶⁾	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.67	10/23/2025	6/26/2029		15,000,750	4,961,934	4,975,199	0.80
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.20	10/28/2024	10/29/2029		10,722,771	10,521,999	10,143,605	1.63
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.67	8/31/2023	9/3/2030		8,674,388	8,557,269	8,555,116	1.38
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	8/15/2025	9/3/2030		390,213	(6,848)	(5,365)	(0.00)
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.67	8/31/2023	8/31/2029		987,009	447,198	448,118	0.07
Resistance Holdings Inc⁽⁷⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	8.67	3/16/2026	3/14/2031		15,107,287	14,882,082	14,880,678	2.40
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/16/2026	3/14/2031		1,258,941	(18,718)	(18,884)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.16%	2/2/2026	2/2/2033	$18,189,277	$17,840,128	$17,825,492	2.87%
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.16	2/2/2026	2/2/2033	1,417,346	114,031	113,388	0.02
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.67	3/27/2023	3/27/2028	5,173,123	5,094,615	5,118,424	0.82
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	8.67	11/30/2023	3/27/2028	1,676,216	1,015,576	1,013,549	0.16
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.67	3/27/2023	3/27/2028	744,465	733,609	736,593	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(3,942)	(15,117)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(8,366)	(8,948)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.67	10/30/2024	10/30/2030	6,710,400	6,604,019	6,540,066	1.05
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.67	10/30/2024	10/30/2030	539,828	248,710	243,552	0.04
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+7.00%, 1.00% Floor	10.71	6/21/2023	6/21/2029	11,817,183	11,600,150	11,451,376	1.84
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.69	6/21/2023	6/21/2029	1,164,025	726,233	707,637	0.11
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.45	2/18/2022	2/18/2029	4,253,705	4,210,393	4,107,666	0.66
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	8.42	2/18/2022	2/18/2029	472,634	94,572	88,698	0.01
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.45	2/18/2022	2/18/2029	236,317	48,047	42,301	0.01
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.20	9/19/2025	9/19/2030	12,777,880	12,424,122	12,531,880	2.02
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.67	10/15/2024	10/13/2029	17,871,284	17,460,654	17,459,339	2.81
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.17	5/11/2022	5/19/2028	5,963,595	5,798,431	5,573,845	0.90
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	9.65	7/2/2024	7/22/2027	14,482,046	14,362,764	13,274,178	2.14
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	9.67	7/2/2024	7/22/2027	3,183,158	1,560,116	1,316,079	0.21
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.18	12/18/2024	12/18/2029	13,553,497	13,348,668	13,342,968	2.15
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.40	8/5/2024	8/5/2030	16,462,853	16,149,916	16,018,356	2.58
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	9.90	6/7/2025	6/7/2028	9,769,901	9,769,901	9,655,689	1.55
Telestream 2 LLC⁽⁶⁾⁽⁷⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (2.00% on unfunded)	2.00	6/7/2025	6/7/2028	425,843	(15,503)	—	0.00
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	9.52	1/12/2024	1/11/2030	15,161,402	14,898,434	14,902,201	2.40
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.70	3/1/2024	3/1/2030	14,515,375	14,139,995	14,544,500	2.34
USA Debusk LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.93	4/30/2024	4/30/2031	17,461,406	17,281,297	17,339,176	2.79
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	4/30/2024	4/30/2031	2,817,413	1,996,121	2,004,975	0.32
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.92	2/2/2026	4/30/2030	1,882,702	1,309,869	1,314,621	0.21
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.50%, 1.00% Floor (1.75% PIK)	11.17	1/12/2023	4/5/2029	12,127,580	11,891,195	11,603,160	1.87

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.45%	8/29/2025	8/29/2029	$20,197,502	$19,759,315	$19,490,589	3.14%
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	9.90	8/29/2025	2/28/2029	1,731,343	310,261	285,672	0.05
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.69	9/27/2024	9/27/2031	5,764,690	5,715,728	5,700,038	0.92
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	3/4/2026	9/29/2031	386,233	—	(4,332)	(0.00)
Wrangler Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.75%, 1.00% Floor	9.43	7/7/2023	9/20/2029	13,645,037	13,404,747	13,152,367	2.12
Wrangler Topco, LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.75%, 1.00% Floor (1.00% on unfunded)	9.42	9/20/2024	9/20/2029	747,702	742,788	720,902	0.12
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(22,809)	(54,872)	(0.01)
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.20	5/6/2025	5/6/2032	8,797,612	8,676,482	8,744,827	1.41
Xactus LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	0.50	5/6/2025	5/6/2030	718,711	(8,832)	(7,906)	(0.00)
Total United States of America 1st Lien/Secured Loans								981,617,153	953,252,026	153.57
Canada
1261229 BC LTD⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.92	8/28/2025	10/8/2030	22,443,585	22,342,368	21,624,933	3.48
Arterra Wines Canada Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Food & Beverage	S+3.76%, 0.75% Floor	7.46	10/31/2025	11/26/2027	15,228,416	15,048,476	14,847,698	2.39
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.94	12/18/2024	12/18/2030	20,126,453	20,056,914	20,097,069	3.24
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.18	5/22/2024	5/22/2030	12,575,242	12,434,636	12,047,082	1.94
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.17	5/22/2024	5/22/2030	1,422,136	155,935	110,927	0.02
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.25%, 4.25% Floor	9.50	12/20/2024	12/20/2029	2,031,887	1,966,383	2,024,383	0.33
Total Canada 1st Lien/Secured Loans								72,004,712	70,752,092	11.40
Luxembourg
Accelya Lux Finco Sarl⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.95	9/29/2025	10/4/2032	7,501,189	7,360,005	6,821,394	1.10
Total Luxembourg 1st Lien/Secured Loans								7,360,005	6,821,394	1.10
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	10.02	12/3/2021	12/15/2026	3,970,402	3,957,473	3,678,897	0.59
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.25%	7.38	7/18/2025	3/7/2031	€8,232,915	9,506,867	8,531,803	1.37
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.88%	8.00	1/2/2026	3/7/2031	€1,009,733	1,139,893	1,054,265	0.17
Total Netherlands 1st Lien/Secured Loans								14,604,233	13,264,965	2.13
United Kingdom
Inspired Entertainment Financing PLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.78	6/11/2025	6/4/2030	£8,812,074	11,784,501	11,560,428	1.86
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.22	1/26/2024	2/6/2030	£3,961,145	4,940,732	5,208,645	0.84
Total United Kingdom 1st Lien/Secured Loans								16,725,233	16,769,073	2.70
Total 1st Lien/Secured Loans								1,092,311,336	1,060,859,550	170.90

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+10.76%, 1.00% Floor	14.46%	6/10/2021	6/11/2028	$3,333,333	$3,307,639	$216,667	0.03%
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.76%, 1.00% Floor	14.46	11/19/2021	6/11/2028	2,572,287	2,552,151	167,199	0.03
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00	10/9/2025	7/11/2027	5,404,994	5,203,327	5,158,783	0.83
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.66	1/22/2025	1/22/2030	11,494,239	11,243,652	11,229,872	1.81
Total United States of America 2nd Lien Term Loan								22,306,769	16,772,521	2.70
Total 2nd Lien/Secured Loans								22,306,769	16,772,521	2.70
Equities
United States of America
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Preferred Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	1,504,334	1,778,904	0.29
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Common Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	122,423	—	—
Beauty Health Co⁽¹¹⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	812,979	0.13
Circle Graphics Parent, LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	—
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	469,126	217,037	419,633	0.07
RKG Group Partners LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	Consumer Products	N/A	N/A	2/2/2026	N/A	956,421	956,421	956,421	0.15
Telestream 2 LLC⁽⁷⁾⁽¹¹⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	4,239,267	0.68
Total United States of America Equities								6,844,911	8,207,204	1.32
Total Equities								6,844,911	8,207,204	1.32
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	45,874	45,874	45,874	0.01
Service Properties Trust⁽¹⁰⁾	Senior Secured Bonds	Real Estate Development & Management	0.00%	0.00	9/15/2025	9/30/2027	8,929,000	7,996,850	8,129,554	1.31
Total United States of America Senior Secured Bonds								8,042,724	8,175,428	1.32
Canada
Bausch Health Cos Inc (Valeant)⁽¹⁰⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88%	11/5/2025	6/1/2028	1,069,000	976,833	978,800	0.16
Total Canada Senior Secured Bonds								976,833	978,800	0.16
Total Senior Secured Bonds								9,019,557	9,154,228	1.48
Unsecured Bonds
United States of America
Stonebriar ABF Issuer LLC⁽¹⁰⁾	Senior Unsecured Bonds	Financial Services	8.13%	8.13	11/14/2025	12/15/2030	6,000,000	6,000,000	6,201,963	1.00
Total United States of America Unsecured Bonds								6,000,000	6,201,963	1.00
Total Unsecured Bonds								6,000,000	6,201,963	1.00

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹¹⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	2	$106,385	$132,773	0.02%
Total Warrants								106,385	132,773	0.02
Total Non-Controlled/Non-Affiliated Investments								1,136,588,958	1,101,328,239	177.42%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	1st Lien Term Loan	Specialty Retail	9.13%	9.13	11/25/2025	4/15/2030	€1,189,578	1,370,513	1,374,320	0.22
Total Germany 1st Lien/Secured Loans								1,370,513	1,374,320	0.22
Total 1st Lien/Secured Loans								1,370,513	1,374,320	0.22
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽¹⁸⁾	Senior Secured Debt	Industrial Products & Services	S+8.00% (S+8.00% PIK)	11.65	1/31/2025	1/31/2030	6,432,708	6,409,100	6,432,708	1.04
Total United States of America Senior Secured Debt								6,409,100	6,432,708	1.04
Total Senior Secured Debt								6,409,100	6,432,708	1.04
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹⁸⁾	Senior Unsecured Debt	Industrial Products & Services	6.00% (6.00% PIK)	6.00	1/31/2025	1/31/2033	4,453,908	6,665,260	6,751,725	1.09
Total United States of America Unsecured Debt								6,665,260	6,751,725	1.09
Luxembourg
Takko Fashion Sarl⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	Subordinated Unsecured Debt	Specialty Retail	15.00% (15.00% PIK)	15.00	8/8/2023	10/15/2030	€1,847,667	1,967,727	12,518,712	2.02
Total Luxembourg Unsecured Debt								1,967,727	12,518,712	2.02
Total Unsecured Debt								8,632,987	19,270,437	3.11
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹¹⁾⁽¹⁸⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,441,246	1.20
Total Equities								7,459,569	7,441,246	1.20
Total Non-Controlled/Affiliated Investments								23,872,169	34,518,711	5.57%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	5.67%	6/28/2021	7/1/2026	$312,087	$312,087	$312,072	0.05%
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	5.67	6/28/2021	7/1/2026	6,125,000	6,125,000	5,446,350	0.88
Total 1st Lien/Secured Loans								6,437,087	5,758,422	0.93
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	—	—
Total Equities								14,608,750	—	—
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.16
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor (2.00% PIK)	17.25	12/7/2019	12/6/2026	712,466	712,466	567,337	0.09
Total Trust Interest								3,865,940	1,536,837	0.25
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾⁽¹⁹⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,832,752	10,271,118	1.65
Total Real Estate Properties								14,832,752	10,271,118	1.65
Total Controlled Investments								39,744,529	17,566,377	2.83%
Total Investments, March 31, 2026								$1,200,205,656	$1,153,413,327	185.82%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						11,015,736	11,015,736	11,015,736	1.77
Total Cash Equivalents								11,015,736	11,015,736	1.77%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						21,354,745	21,354,745	21,354,745	3.44
Total Restricted Cash Equivalents								21,354,745	21,354,745	3.44%
Total Cash Equivalents and Restricted Cash Equivalents, March 31, 2026								$32,370,481	$32,370,481	5.21%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), Sterling Overnight Index Average ("SONIA") or the Australian Dollar Bank Bill Swap Bid Rate ("BBSY"), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on March 31, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of March 31, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $25.2 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $82.3 million; the net unrealized depreciation was $57.1 million; the aggregate tax cost of securities for Federal income tax purposes was $1.2 billion.
(5)
Percentage is based on net assets of $620,958,706 as of March 31, 2026.
(6)
The investment has an unfunded commitment as of March 31, 2026 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $341.6 million including restricted cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $408.0 million including restricted cash equivalents.
(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, qualifying assets totaled 77.8% of the Fund’s total assets.
(11)
Represents a non-income producing investment.
(12)
The negative fair value is the result of the original discount on the loan.
(13)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(14)
Investment, representing 3.6% of cost and 1.6% of fair value, respectively, was on non-accrual status as of March 31, 2026, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund's accounting policies).
(15)
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
(16)
Investment represents a first lien term loan that, under the terms of the applicable credit agreement, does not have first-out priority, whereby revolving facilities or other term loans referenced therein receive priority with respect to the payment of principal and interest.
(17)
Original acquisition date represents the first or original investment in a portfolio company and there may be subsequent follow-on investments after the original acquisition date.
(18)
Under the 1940 Act, the Fund is generally presumed a non-control "affiliated person" if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company's outstanding voting securities and/or is under common control with the portfolio company. As of March 31, 2026, the Fund's affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2026	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Fixed Income	†	$1,397,278	$—	$—	$(22,958)	$—	$1,374,320	$31,755	$—	€1,189,578
Takko Fashion Sarl	Fixed Income	†	8,436,923	4,303	—	4,077,486	—	12,518,712	8,873	—	€1,847,667
Wesco Aircraft Holdings Inc	Fixed Income		6,236,045	198,185	—	(1,522)	—	6,432,708	190,062	—	6,432,708
Wesco Aircraft Holdings Inc	Fixed Income		6,651,946	65,821	—	33,958	—	6,751,725	65,821	—	4,453,908
Wesco Aircraft Holdings Inc	Equity		7,541,025	—	—	(99,779)	—	7,441,246	—	—	195,566
Total			$30,263,217	$268,309	$—	$3,987,185	$—	$34,518,711	$296,511	$—

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

† At March 31, 2026, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(19)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at March 31, 2026	Interest income	Other income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Other	$11,386,450	$49,748	$—	$(1,165,080)	$—	$10,271,118	$—	$—	100%
SP-CREH 19 Highline LLC	Fixed Income	1,318,690	—	(1,006,668)	50	—	312,072	11,275	—	$312,087
SP-CREH 19 Highline LLC	Fixed Income	5,613,869	—	—	(167,519)	—	5,446,350	86,631	—	$6,125,000
SP-CREH 19 Highline LLC	Equity	—	—	—	—	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	543,837	29,510	—	(6,010)	—	567,337	30,554	—	$712,466
Total		$19,832,346	$79,258	$(1,006,668)	$(1,338,559)	$—	$17,566,377	$128,460	$—

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

(20)
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

March 31, 2026 (Unaudited)

(21)
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

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Goldman Sachs	€600,000	$60	$12,228
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(57,399)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	57,399
US Interest Rate Swaps	Receive	SOFR	Annual	3.348%	Annual	9/22/2027	Goldman Sachs	$9,600,000	(635)	71,741
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$10,400,000	52,009	(77,268)
Total										6,701
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	707,040
Total										707,040
Total Interest Rate Swaps										$713,741
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	6/30/2026	$2,671,510	AU$	3,848,352	$19,729
Bank of America, N.A.	6/30/2026	€253,301		$296,286	(2,471)
Bank of America, N.A.	6/30/2026	$36,654,991		€31,515,267	99,009
Bank of America, N.A.	6/30/2026	$18,486,350		£14,196,008	227,733
Bank of America, N.A.	6/30/2026	£1,317,120		$1,753,311	(11,621)
Total					$332,379

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

† At December 31, 2025, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(36)
Under the 1940 Act, the Fund is presumed to "control" a portfolio company if the Fund owns more than 25% of a portfolio company's voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Fund's controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at December 31, 2025	Interest income	Dividend income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$12,808,845	$372,864	$—	$(1,795,259)	$—	$11,386,450	$—	$100,000	100%
30 South Broadway, Irvington, New York***	Real Estate Properties	—	—	(19,934)	—	19,934	—	—	—	0%
SP-CREH 19 Highline LLC	Secured Loans	7,639,424	—	(6,321,814)	1,080	—	1,318,690	169,213	—	$7,640,570
SP-CREH 19 Highline LLC	Secured Loans	5,970,038	—	—	(356,169)	—	5,613,869	389,403	—	$6,125,000
SP-CREH 19 Highline LLC	Equities	1,564,654	—	—	(1,564,654)	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	455,086	111,454	—	(22,703)	—	543,837	112,619	—	$571,501
Total		$29,407,547	$484,318	$(6,341,748)	$(3,737,705)	$19,934	$19,832,346	$671,235	$100,000

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

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	3/31/2026	$2,544,637	AU$	3,848,352	$(23,643)
Bank of America, N.A.	3/31/2026	€301,133		$351,733	3,386
Bank of America, N.A.	3/31/2026	€364,439		$427,429	2,346
Bank of America, N.A.	3/31/2026	$1,070,940		€909,109	(1,153)
Bank of America, N.A.	3/31/2026	$12,039,603		€10,219,999	(12,618)
Bank of America, N.A.	3/31/2026	$29,829,778		€25,245,127	58,752
Bank of America, N.A.	3/31/2026	€1,242,724		$1,468,623	(3,105)
Bank of America, N.A.	3/31/2026	€5,073,863		$5,999,639	(16,143)
Bank of America, N.A.	3/31/2026	$18,486,350		£13,811,639	(120,574)
Bank of America, N.A.	3/31/2026	$267,030		£197,794	564
Total					$(112,188)

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the "1933 Act"). The interim financial data as of March 31, 2026 and for each of the three months ended March 31, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund's audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

Cash, Restricted Cash, Cash Equivalents and Foreign Cash

Cash and restricted cash on deposit at a major financial institution are included in cash and restricted cash, respectively, in the consolidated statements of assets and liabilities. Cash equivalents and restricted cash equivalents consist of highly liquid assets, such as money market funds. At times, cash, restricted cash, and cash equivalents may exceed Federal Deposit Insurance Corporation insured limits. Management believes that the credit risk to these deposits is minimal. Cash equivalents are classified as Level 1 in the U.S. GAAP valuation hierarchy.

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

The table below comprises our cash, restricted cash, cash equivalents and foreign cash as of March 31, 2026 and December 31, 2025:

($ in millions)*	March 31, 2026	December 31, 2025
Cash	$2.9	$3.0
Cash equivalents	11.0	11.0
Restricted cash	4.9	4.9
Restricted cash equivalents	21.4	13.0
Foreign cash held at banks	0.5	2.2
Total cash and cash equivalents	$40.7	$34.1

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash, and cash equivalents for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Interest income on cash, restricted cash, cash equivalents and foreign cash	$0.3	$0.7

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of March 31, 2026 and December 31, 2025, due from broker consists of approximately $1.0 million and $1.8 million, respectively, of cash collateral. As of March 31, 2026 and December 31, 2025, due to broker consists of approximately $0.0 million of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended March 31, 2026 and 2025, non-cash interest income related to such accretion amounted to $2.5 million and $1.9 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of March 31, 2026 and December 31, 2025. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Income Taxes

Effective May 1, 2025, the Fund intends to be treated, and qualify annually, as a regulated investment company ("RIC") as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

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

For the three months ended March 31, 2026 and 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three months ended March 31, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three months ended March 31, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2023. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three months ended March 31, 2026 and 2025, there were no material interest and penalties.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact to its consolidated financial statements.

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

Management Fee

The Management Fee is calculated at an annual rate of 1.25% (0.3125% per quarter) of the Fund's net assets on the last day of each calendar quarter, payable quarterly in arrears. The Adviser has agreed to waive 0.25% of the management fee rate from May 1, 2025 to May 1, 2027.

For the period from October 31, 2021 to April 30, 2025, the Management Fee was calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter.

At March 31, 2026 and December 31, 2025, management fees payable were $1.5 million and $1.5 million, respectively. For the three months ended March 31, 2026 and 2025, the Management Fees incurred were $1.9 million and $1.0 million, respectively. For the three months ended March 31, 2026 and 2025, the Management Fees waived were $0.4 million and $0.0 million, respectively.

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

At March 31, 2026 and December 31, 2025, Income Incentive Fee payable was $2.4 million and $2.5 million, respectively. For the three months ended March 31, 2026 and 2025, the Income Incentive Fee was $2.4 million and $2.6 million, respectively.

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

At March 31, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three months ended March 31, 2026 and March 31, 2025, there was no Incentive Fee on Capital Gains.

Incentive Compensation Clawback - Through April 30, 2025

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Prior to the Liquidity Event, if the Fund was to wind down its affairs and complete final distributions to Shareholders or in connection with the Liquidity Event, the Adviser was obligated to pay the Fund an amount equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination (the "Clawback Amount"). In connection with, the Liquidity Event, the Adviser paid $8.5 million to the Fund to satisfy the Clawback Amount accrued as of the Liquidity Event, and will not be obligated to pay a Clawback Amount for any period after the Liquidity Event. For the three months ended March 31, 2025, the change in Clawback Amount was $(0.8) million.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund's General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. At March 31, 2026 and December 31, 2025, the related party administration fee payables were $0.3 million and $0.7 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities. For the three months ended March 31, 2026 and 2025, the Fund incurred approximately $0.6 million and $0.3 million, respectively in related party administration fees.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. At March 31, 2026 and December 31, 2025, the Fund owed less than $0.1 million to an affiliate.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

4.
Investments

Investments consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$1,115,547,593	$1,083,579,228	93.95%	$1,140,266,967	$1,118,355,071	94.48%
Second lien debt	22,306,769	16,772,521	1.45	22,169,530	18,063,272	1.53
Unsecured debt	14,632,987	25,472,400	2.21	14,562,864	21,258,410	1.80
Equities and warrants	29,019,615	15,781,223	1.37	26,436,437	13,170,198	1.11
Real estate properties	14,832,752	10,271,118	0.89	14,783,004	11,386,450	0.96
Trust interest	3,865,940	1,536,837	0.13	3,836,429	1,513,337	0.12
Total	$1,200,205,656	$1,153,413,327	100.00%	$1,222,055,231	$1,183,746,738	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At March 31, 2026, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.7% of the investment portfolio, respectively. At December 31, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.9% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of March 31, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	March 31, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$12,970,507	$13,056,635	1.13%	$20,455,881	$20,553,762	1.74%
Automobiles & Components	29,612,919	28,576,695	2.48	32,722,656	32,701,485	2.76
Building Products	17,628,434	16,881,257	1.46	17,634,472	17,807,884	1.50
Business Services	38,099,603	38,778,810	3.36	37,890,342	38,966,643	3.29
Commercial Services	20,587,287	20,658,772	1.79	22,076,925	22,143,254	1.87
Consumer Apparel	10,576,654	9,270,825	0.80	10,633,803	9,277,125	0.78
Consumer Brands	5,346,321	5,076,304	0.44	5,343,239	5,360,510	0.45
Consumer Products	50,367,585	51,554,338	4.47	29,848,701	30,786,361	2.60
Consumer Services	2,511,685	3,312,344	0.29	2,517,165	3,786,460	0.32
E-Commerce	26,776,729	17,227,290	1.49	26,144,295	17,544,724	1.48
Education	11,196,520	8,764,301	0.76	7,461,099	6,131,321	0.52
Energy	11,289,526	11,275,746	0.98	11,278,592	11,172,297	0.94
Environmental Solutions	18,185,439	18,417,187	1.60	15,385,623	15,636,174	1.32
Financial Services	6,000,000	6,201,963	0.54	6,000,000	6,169,541	0.52
Fitness & Leisure	22,113,359	21,964,890	1.90	22,176,678	22,115,748	1.87
Food & Beverage	41,837,793	41,415,710	3.59	52,354,834	52,318,266	4.42
Gaming & Entertainment	36,782,147	36,866,142	3.20	37,304,535	37,844,614	3.20
Healthcare Equipment & Supplies	36,982,227	35,992,715	3.12	38,592,664	37,889,679	3.20
Healthcare Providers & Services	62,890,239	44,421,197	3.85	62,443,201	44,918,240	3.79
Healthcare Technology	17,643,182	17,842,598	1.55	16,480,469	16,559,437	1.40
Industrial Products & Services	94,197,209	95,111,372	8.25	90,192,862	90,946,123	7.68
Industrial Real Estate	14,832,752	10,271,118	0.89	14,783,004	11,386,450	0.96
Insurance & Insurance Services	18,471,445	17,192,656	1.49	21,623,044	21,306,004	1.80
Media: Diversified & Production	8,997,619	8,997,869	0.78	8,552,443	8,602,977	0.73
Multi-Family	21,045,837	5,758,422	0.50	22,052,506	6,932,559	0.59
Oilfield Services	22,715,818	22,745,144	1.97	22,769,307	22,712,556	1.92
Paper & Packaging	36,580,955	35,963,038	3.12	37,254,069	36,861,466	3.11
Pharmaceuticals & Life Sciences	31,522,046	28,377,372	2.46	16,051,824	13,949,451	1.18
Power Generation	26,686,159	28,352,756	2.46	26,626,715	28,436,723	2.40
Professional Services	41,488,129	41,618,417	3.61	43,974,214	44,127,951	3.73
Real Estate Development & Management	35,837,157	36,044,757	3.13	35,510,780	35,777,820	3.02
Software & Services	114,329,058	112,095,770	9.72	139,387,232	139,506,703	11.79
Specialty Chemicals	35,201,688	34,904,400	3.03	34,697,168	34,699,243	2.93
Specialty Retail	36,948,810	47,370,727	4.11	36,986,299	43,438,580	3.67
Staples Retail	12,424,122	12,531,880	1.09	12,727,688	12,843,425	1.08
Technology	91,413,482	88,020,108	7.63	96,143,818	96,386,739	8.14
Technology Hardware & Equipment	34,956,734	34,832,816	3.02	35,972,237	35,788,399	3.02
Telecommunications	14,369,098	14,487,515	1.26	14,364,536	14,383,655	1.22
Transportation & Logistics	24,923,442	29,644,634	2.57	28,823,313	29,482,604	2.49
Utilities	—	—	—	4,980,569	4,980,448	0.42
Other	3,865,940	1,536,837	0.11	3,836,429	1,513,337	0.15
Total	$1,200,205,656	$1,153,413,327	100.00%	$1,222,055,231	$1,183,746,738	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of March 31, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	March 31, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$—	$—	(—%)	$2,938,077	$2,963,608	0.25%
Canada	72,981,545	71,730,892	6.22	75,801,904	75,259,992	6.36
Germany	1,370,513	1,374,320	0.12	1,370,513	1,397,278	0.12
Luxembourg	9,327,732	19,340,106	1.68	9,336,857	15,895,812	1.34
Netherlands	14,604,233	13,264,965	1.15	13,588,258	13,162,941	1.11
United Kingdom	16,725,233	16,769,073	1.45	17,203,556	17,675,710	1.49
United States of America	1,085,196,400	1,030,933,971	89.38	1,101,816,066	1,057,391,397	89.33
Total	$1,200,205,656	$1,153,413,327	100.00%	$1,222,055,231	$1,183,746,738	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of March 31, 2026.

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$194,657,865	$890,106,948	$1,084,764,813
Secured debt	—	15,541,062	45,874	15,586,936
Unsecured debt	—	6,201,963	19,270,437	25,472,400
Equities and warrants	812,979	—	14,968,244	15,781,223
Trust interest	—	—	1,536,837	1,536,837
Real estate properties	—	—	10,271,118	10,271,118
Total investments	$812,979	$216,400,890	$936,199,458	$1,153,413,327

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$32,370,481	$—	$—	$32,370,481
Total	$32,370,481	$—	$—	$32,370,481

Derivative Assets
Interest rate swaps	$—	$848,408	$—	$848,408
Foreign currency forward contracts	—	346,471	—	346,471
Total	$—	$1,194,879	$—	$1,194,879

Derivative Liabilities
Interest rate swaps	$—	$(134,667)	$—	$(134,667)
Foreign currency forward contracts	—	(14,092)	—	(14,092)
Total	$—	$(148,759)	$—	$(148,759)

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

The following table includes a roll forward of the amounts for the three months ended March 31, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities and Warrants	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2026	$889,298,398	$6,651,946	$11,900,489	$1,513,337	$11,386,450	$920,750,620
Transfer in(1)	—	8,436,924	—	—	—	8,436,924
Transfer out(2)	(18,749,147)	—	—	—	—	(18,749,147)
Accretion/amortization of discounts/premiums	1,914,029	4,302	—	—	—	1,918,331
Interest paid-in-kind	761,715	65,821	—	29,510	—	857,046
Purchases(3)	55,063,013	—	2,583,177	—	49,748	57,695,938
Sales, paydowns and resolutions(3)	(29,399,373)	—	—	—	—	(29,399,373)
Net realized gain/(loss)	(3,672,965)	—	—	—	—	(3,672,965)
Net change in unrealized appreciation/(depreciation)	(5,062,848)	4,111,444	484,578	(6,010)	(1,165,080)	(1,637,916)
Balance at March 31, 2026	$890,152,822	$19,270,437	$14,968,244	$1,536,837	$10,271,118	$936,199,458
Change in net unrealized appreciation / (depreciation) on investments held as of March 31, 2026	$(8,774,974)	$4,111,455	$484,578	$(6,010)	$(1,165,079)	$(5,350,030)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Investment was transferred out from level 3 due to changes in observability of valuation inputs.
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

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at March 31, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$783,531,493	Income Approach	Yield	6.0% - 23.9% (11.5%)	Decrease
			Expected Term(2)	0.1 yrs. - 0.2 yrs. (0.2 yrs.)	Decrease
	62,653,280	Recent Transaction	N/A	N/A	Increase
	43,968,049	Market Comparables	Market Multiple	0.2x - 7.5x (3.9.x)	Increase
Unsecured Debt	13,011,075	Market Comparables	Market Multiple	3.5x - 10.9x (6.1x)	Increase
	6,259,362	Income Approach	Yield	15.8%	Decrease
Equities and Warrants	14,011,823	Market Comparables	Market Multiple	2.3x - 11.8x (9.5x)	Increase
	956,421	Recent Transaction	N/A	N/A	Increase
Real Estate Property	10,271,118	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	1.1 yrs.	Decrease
Trust Interest	1,536,837	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$936,199,458
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.3 years as of March 31, 2026.

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
6.
Debt

In February 2025, the Board approved reducing the Fund's asset coverage requirements from 200% to 150% and in April 2025, the Fund's Shareholders approved the reduction at a special meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of March 31, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund's senior securities was 208% and 199%, respectively.

Revolving Credit Facility

The Fund is party to a secured revolving credit facility with Deutsche Bank AG (the “Revolving Credit Facility”) that allows the Fund to borrow an amount up to $250 million. The interest rate is 3-Month SOFR plus a margin of 170 basis points per annum on the drawn portion, as well as a commitment fee of 40 basis points per annum on any unused portion. The revolving period ends April 17, 2028 and the stated maturity is April 17, 2031. In connection with the Revolving Credit Facility, the Fund has pledged certain investments and cash as collateral and such pledged investments may accordingly be restricted as to resale. Certain specified revaluation events related to pledged assets may result in a decrease in the borrowing base, and could incent or require the Fund to pledge additional collateral.

As of March 31, 2026 and December 31, 2025, $123.0 million and approximately $151.1 million, respectively, of the Revolving Credit Facility was outstanding.

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

The 2024 CLO consists of the following:

	March 31, 2026
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,482,233	$100,164,537	S+1.72%	5.39%
Class A-1a Notes	115,500,000	115,500,000	114,901,977	115,690,040	S+1.72%	5.39%
Class A-1b Notes	16,500,000	16,500,000	16,414,568	16,465,464	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,917,157	16,043,407	S+1.95%	5.62%
Class B Notes	24,000,000	24,000,000	23,875,736	24,039,088	S+2.10%	5.77%
Class C Notes	32,000,000	32,000,000	31,834,314	32,067,143	S+2.70%	6.37%
Total 2024 CLO	$304,000,000	$304,000,000	$302,425,985	$304,469,679		5.52%

	December 31, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,436,635	$100,020,000	S+1.72%	5.62%
Class A-1a Notes	115,500,000	115,500,000	114,849,313	115,523,100	S+1.72%	5.62%
Class A-1b Notes	16,500,000	16,500,000	16,407,045	16,531,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,909,862	16,046,400	S+1.95%	5.85%
Class B Notes	24,000,000	24,000,000	23,864,792	24,072,000	S+2.10%	6.00%
Class C Notes	32,000,000	32,000,000	31,819,723	32,112,000	S+2.70%	6.60%
Total 2024 CLO	$304,000,000	$304,000,000	$302,287,370	$304,304,850		5.74%
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

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2055 Promissory Notes"). The Fund pays interest on the principal amount of the 2055 Promissory Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

The following tables present the details of the Fund’s borrowings as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$123,000,000	$123,000,000	$123,000,000	S+1.70%	5.38%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,425,985	304,469,679	Various	5.52%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,797,019	143,260,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,159	1,492,649	12.00%	12.00%	4/30/2055
Total	$700,500,000	$573,500,000	$571,590,163	$572,222,328

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$151,100,000	$151,100,000	$151,100,000	S+1.70%	5.37%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,287,370	304,304,850	Various	5.74%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,988,805	142,825,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,047	1,492,625	12.00%	12.00%	4/30/2055
Total	$700,500,000	$601,600,000	$599,743,222	$599,722,475
(1)
Interest rate as of March 31, 2026 and December 31, 2025 was 3-Month SOFR+1.70%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of March 31, 2026 and December 31, 2025 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges. As of March 31, 2026 and December 31, 2025, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.2 million and $0.6 million, respectively..

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The components of the Fund's interest and financing expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$7,990,502	$6,677,575
Unfunded fees	140,564	174,900
Amortization of deferred financing costs and debt issuance costs	481,759	429,326
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(9,610)	(29,790)
Total interest expense(2)	$8,603,215	$7,252,011
Weighted average interest rate(3)	5.71%	6.54%
Average borrowings	$611,100,000	$449,643,735
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
(3)
Annualized.
7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of March 31, 2026 and December 31, 2025, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
Average notional value(1)	2026	2025
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	20,281,180	2,991,853
Foreign Currency Forward Contracts(3)	56,479,428	24,854,858
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The Fund's net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
March 31, 2026
Interest Rate Swaps, hedge accounting(1)	$707,040	$—	$707,040	$—	$707,040
Interest Rate Swaps, non-hedge accounting(2)	141,368	134,667	6,701	(6,701)	—
Foreign Currency Forward Contracts(3)	346,471	14,092	332,379	—	332,379
December 31, 2025
Interest Rate Swaps, hedge accounting(4)	$1,017,060	$—	$1,017,060	$—	$1,017,060
Interest Rate Swaps, non-hedge accounting(5)	127,520	226,331	(98,811)	—	(98,811)
Foreign Currency Forward Contracts(6)	65,048	177,236	(112,188)	112,188	—
(1)
Over collateralization of $1.3 million is excluded from Collateral (Received)/Pledged at March 31, 2026.
(2)
Over collateralization of $(0.7) million is excluded from Collateral (Received)/Pledged at March 31, 2026.
(3)
Over collateralization of $0.4 million is excluded from Collateral (Received)/Pledged at March 31, 2026.
(4)
Over collateralization of $1.7 million is excluded from Collateral (Received)/Pledged at December 31, 2025.
(5)
Over collateralization of $(1.2) million is excluded from Collateral (Received)/Pledged at December 31, 2025.
(6)
Over collateralization of $1.2 million is excluded from Collateral (Received)/Pledged at December 31, 2025.

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$577,247	$(568,753)
Interest rate swaps	28,289	5,219
Total net realized gain (loss) on derivative contracts	$605,536	$(563,534)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$444,567	$(386,023)
Interest rate swaps	105,512	(203,023)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$550,079	$(589,046)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

A summary of the composition of the Fund’s unfunded commitments as of March 31, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	March 31, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$2,242,023	$908,238
Allentown LLC	1st Lien Revolver	706,661	1,054,199
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Alpine Acquisition Corp II	1st Lien Delayed Draw Term Loan	53,094	—
Alpine Acquisition Corp II	1st Lien Revolver	212,377	—
Arctic Glacier Group Holdings	1st Lien Revolver	—	838,563
Artisan Bidco Inc	1st Lien Revolver	292,634	292,634
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	924,210	924,210
Coupa Holdings LLC	1st Lien Revolver	707,659	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	13,716,358	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	503,003	526,779
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	185,747	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	638,068	510,455
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	740,145	740,145
Gopher Resource LLC	1st Lien Revolver	44,725	559,542
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,161,710	1,161,710
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	2,074,483	1,355,329
Hammer IntermediateCo LLC	1st Lien Revolver	1,062,137	832,008
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	—	5,045,399
Hootsuite Inc.	1st Lien Revolver	1,251,480	568,854
Industrial Service Solutions WC, Inc.	1st Lien Revolver	1,746,589	—
Inotiv Inc	1st Lien Revolver	165,920	746,641
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	2,408,809
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	1,774,740	3,391,761
Meta Buyer LLC	1st Lien Revolver	1,479,569	1,479,569
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Delayed Draw Term Loan	185,862	—
National Dentex Corp	1st Lien Revolver	14,872	14,872
NetSPI Midco Corporation	1st Lien Revolver	767,956	767,956
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,209,254	1,209,254
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	10,000,500	10,000,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	390,213	390,213
Recorded Books Inc (RB Media)	1st Lien Revolver	527,935	987,009
Resistance Holdings Inc	1st Lien Revolver	1,258,941	—
RKG Newco LLC	1st Lien Revolver	1,275,612	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	2,074,454	2,074,454
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	282,510	363,484
Sintec Media NYC Inc	1st Lien Revolver	419,049	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	367,709	472,634
Smarsh Inc	1st Lien Revolver	185,903	144,941
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
Telestream 2 LLC	1st Lien Revolver	425,843	425,843
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	—	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
USA Debusk LLC	1st Lien Delayed Draw Term Loan	792,716	2,655,600
USA Debusk LLC	1st Lien Revolver	554,902	614,355
Vantage Specialty Chemicals Inc	1st Lien Revolver	1,385,075	1,731,343
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	386,233	89,078
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	—	363,641
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	718,711	718,711
Total		$66,287,604	$66,905,919

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal is currently pending. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

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

As of March 31, 2026, the Fund had $648.2 million of total commitments, of which $22.5 million was unfunded. Total commitments of $25.9 million represent entities affiliated with the Adviser.

As of December 31, 2025, the Fund had $622.2 million of total commitments, of which $26.5 million was unfunded. Of the unfunded commitments, $25.0 million was not available to be called until January 1, 2026. Total commitments of $25.9 million represent entities affiliated with the Adviser.

Shares issued and outstanding as of March 31, 2026 and December 31, 2025 were 22,604,966 and 21,240,388, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 4% of the Fund as of March 31, 2026 and 4% as of December 31, 2025.

The following table summarizes activity in the number of shares issued during the three months ended March 31, 2026. There was no activity in the number of shares issued during the three months ended March 31, 2025.

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	357,654	$10,000,000	$27.96
February 2, 2026	358,038	$10,000,000	$27.93
March 2, 2026	359,066	$10,000,000	$27.85

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 29, 2026	January 31, 2026	February 27, 2026	Regular	$0.24	$5,207,028
February 27, 2026	February 28, 2026	March 30, 2026	Regular	$0.24	$5,315,761
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.24	$5,425,192

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.66	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.04	$738,149

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the three months ended March 31, 2026. There was no activity related to the distribution reinvestment plan for the three months ended March 31, 2025.

Declared Date	Record Date	Payment Date	Shares Issued
December 27, 2025	December 31, 2025	January 2, 2026	97,906
January 29, 2026	January 31, 2026	February 2, 2026	95,020
February 27, 2026	February 28, 2026	March 2, 2026	96,894

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Three Months Ended March 31,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.96	$29.53
Net investment income	0.77	0.85
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.54)	(0.30)
Total from operations	0.23	0.55
Dividends declared from net investment income	(0.72)	(0.70)
Total increase (decrease) in net assets	(0.49)	(0.15)
Net asset value, end of period	$27.47	$29.38
Shares outstanding, end of period	22,604,966	18,453,726
Total Return, based on net asset value(2)(6)	0.80%	1.87%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.72%	5.41%
Other operating expenses(7)(9)	2.38%	1.89%
Incentive fee, net of clawback(6)	0.40%	0.33%
Total expenses(9)	8.50%	7.63%
Net investment income(3)(9)	12.49%	12.69%
Net assets, end of period	$620,958,706	$542,222,586
Portfolio turnover rate(4)	5.77%	5.92%
Weighted-average debt outstanding	$611,100,000	$449,643,735
Weighted-average interest rate on debt(8)	5.71%	6.54%
Weighted-average shares outstanding	21,922,577	18,453,726

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
(5)
Annualized, except for incentive fees.
(6)
Not annualized.
(7)
Other operating expenses exclude interest and financing related expenses and incentive fees.
(8)
Annualized.
(9)
Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended March 31, 2026, was 2.64%, 8.76%, and 12.23%, respectively. For the period ended March 31, 2025, management fee waivers were not applicable.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

On April 1, 2026, the Fund issued and sold 182,017 shares at an offering price of $27.47 per share. The Fund received $5.0 million as payment for such shares.

On April 28, 2026, the Board declared a dividend of $0.24 per share, payable on or before May 31, 2026, for Shareholders of record on April 30, 2026.

On May 1, 2026, the Fund received $5.0 million of net proceeds related to subscriptions.

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
•
the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chain;
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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of March 31, 2026, the portfolio median EBITDA for our portfolio companies was approximately $112.2 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through March 31, 2026, we have invested approximately $4.3 billion in 307 portfolio companies, excluding any subsequent exits or repayments. As of March 31, 2026, the fair value of our portfolio was invested approximately 93.9% in first lien secured debt, 1.5% in second lien debt, 2.2% in unsecured debt, 1.4% in equity investments and 1.0% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $47.3 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of March 31, 2026, the fair value of the Fund’s total assets was comprised of approximately 77.8% of “qualifying assets.”

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

Portfolio and Investment Activity

As of March 31, 2026 and December 31, 2025, we had investments in 102 and 109 portfolio companies, respectively, with an aggregate fair value of $1,153.4 million and $1,183.7 million, respectively. As of March 31, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $11.3 million and $10.9 million based on fair value, respectively.

The table below summarizes our investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$1,115.5	$1,083.6	93.9%	$1,140.3	$1,118.4	94.5%
Second-lien debt	22.3	16.8	1.5%	22.2	18.1	1.5%
Unsecured debt	14.6	25.5	2.2%	14.6	21.3	1.8%
Equities and warrants	29.0	15.8	1.4%	26.4	13.2	1.1%
Other investments	18.8	11.7	1.0%	18.6	12.7	1.1%
Total	$1,200.2	$1,153.4	100.0%	$1,222.1	$1,183.7	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$1,157.4	96.4%	$1,135.1	98.4%	$1,172.9	96.0%	$1,160.3	98.0%
Non-accrual(1)	42.8	3.6%	18.3	1.6%	49.2	4.0%	23.4	2.0%
Total	$1,200.2	100.0%	$1,153.4	100.0%	$1,222.1	100.0%	$1,183.7	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended March 31, 2026, we funded an aggregate principal amount of $67.4 million. We funded $44.6 million in 3 new portfolio companies and $22.8 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 6.3 years. For the same period, we received $88.2 million of aggregate repayments, paydowns and sales.

For the three months ended March 31, 2025, we funded an aggregate principal amount of $54.2 million. We funded $46.7 million in 4 new portfolio companies and $7.5 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 6.2 years. For the same period, we received $52.8 million of aggregate repayments, paydowns and sales.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Investment funded:
New purchases	$44.6	$46.7
Follow-ons	22.8	7.5
Total	$67.4	$54.2
Investments funded(1):
First-lien debt	$64.8	$29.0
Second-lien debt	—	11.2
Unsecured debt	—	6.4
Equities	2.6	7.5
Other investments	0.0	0.1
Total	$67.4	$54.2
Investments sold or repaid(1):
First-lien debt	$(88.2)	$(52.8)
Total	$(88.2)	$(52.8)
Number of new investment commitments in new portfolio companies	3	4
Average new investment fundings in new portfolio companies	$14.9	$11.7
Weighted average term (years) for new investments in new portfolio companies	6.3	6.2
Percentage of new floating rate debt investments at fair value	100.0%	87.1%
Percentage of new fixed rate debt investments at fair value	—	12.9%
Weighted average yield of new investments at fair value	10.0%	10.6%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average yield of portfolio	10.3%	9.6%
Weighted average yield of performing debt investments	10.7%	9.9%
Weighted average interest rate of performing debt investments	10.0%	9.7%
Weighted average spread over SOFR of floating rate performing investments	6.0%	5.9%

Results of Operations

For the three months ended March 31, 2026 and 2025

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Total investment income	$31.5	$27.2
Less: Total expenses	14.6	11.6
Net investment income	16.9	15.6
Net realized gain (loss)	(4.0)	$(2.3)
Net change in unrealized gain (loss)	(7.9)	$(3.1)
Net increase (decrease) in net assets resulting from operations	$5.0	$10.2

Investment Income

Investment income for the three months ended March 31, 2026 and 2025 was as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Interest income, excluding PIK interest	$29.7	$25.9
PIK interest income	1.1	1.3
Other income	0.7	0.0
Total investment income	$31.5	$27.2

Our average investment portfolio size based on fair value was $1,168.6 million and $891.2 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, total investment income of $31.5 million increased by approximately $4.3 million compared to $27.2 million for the three months ended March 31, 2025, primarily due to an increase in interest income (excluding PIK) of $3.8 million. The increase in interest income (excluding PIK) was primarily due to the increase in the average size of our portfolio.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Interest and financing expenses	$8.6	7.3
Management fee (net of waiver)	1.5	1.0
Income incentive fee	2.4	2.6
Incentive compensation clawback	—	(0.8)
Professional fees	0.7	0.5
Administration fees	0.8	0.4
Trustee fees	0.1	0.1
Other general and administrative expenses	0.5	0.5
Total expenses	$14.6	$11.6

For the three months ended March 31, 2026, total expenses of $14.6 million increased by approximately $3.0 million compared to $11.6 million for the three months ended March 31, 2025. Interest and financing expenses for the three months ended March 31, 2026 increased $1.3 million over the same period in prior year, primarily due to the increase in average principal amount of our outstanding debt, which was partially offset by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 83 basis points. Additionally, for the three months ended March 31, 2026, Management fee (net of waiver) increased by approximately $0.5 million and Income Incentive Fee decreased by approximately $0.2 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in millions)	2026	2025
Net realized gain (loss):
Investments	$(4.6)	$(1.7)
Foreign currency ("FX") transactions and FX forward contracts	0.6	(0.6)
Interest rate swaps	0.0	0.0
Total net realized gain (loss)	$(4.0)	$(2.3)
Net change in unrealized appreciation (depreciation):
Investments	$(8.5)	$(2.7)
Translation in FX and FX forward contracts	0.4	(0.3)
Interest rate swaps	0.1	(0.2)
Total net change in unrealized appreciation (depreciation)	$(8.0)	$(3.2)

Net Realized Gain (Loss)

For the three months ended March 31, 2026, net realized gain (loss) on investments was $(4.6) million, primarily driven by one portfolio company with respective realized losses greater than $(1.0) million. For the three months ended March 31, 2025, net realized gain (loss) on investments was $(1.7) million primarily driven by one portfolio company with respective losses greater than $(1.0) million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended March 31, 2026, net change in unrealized appreciation (depreciation) on investments was $(8.5) million, primarily driven by general spread widening in the market. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $10.5 million, primarily driven by two portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(19.0) million, primarily driven by seven portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three months ended March 31, 2025, net change in unrealized appreciation (depreciation) on investments was $(2.7) million, primarily driven by tightening of credit spreads and certain portfolio-company specific developments. We had gross unrealized appreciation of $8.7 million, primarily driven by two portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(11.3) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

Income Taxes, Including Excise Taxes

The Fund intends to be treated, and qualify annually, as a RIC, as defined under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 208% and 199%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of March 31, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $66.3 million and $66.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of March 31, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of March 31, 2026, we had approximately $127.0 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of March 31, 2026, we had $40.7 million in cash and cash equivalents, restricted cash and cash equivalents, and foreign cash held at banks. During the three months ended March 31, 2026, cash provided by operating activities was $12.5 million, primarily driven by payments for the purchase of investments of $(67.4) million offset by proceeds from sales, paydowns and resolutions of investments of $88.2 million, other operating activity of $6.1 million, net change in unsettled transactions of $(17.5) million and an increase in net assets resulting from operations of $5.0 million. Lastly, cash used in financing activities was $(5.8) million, primarily due to net proceeds from debt borrowings and principal repayments of $(28.1) million and new issuance of common shares of $30.0 million offset by dividends paid of $(7.7) million.

Contractual Obligations

As of March 31, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	145.0	—	—	—
2055 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	123.0	—	—	—	123.0
Total Contractual Obligations	$573.5	$145.0	$—	$—	$428.5

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

	March 31, 2026
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon(1)	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	5.39%
Class A-1a Notes	115.5	115.5	S+1.72%	5.39%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	5.62%
Class B Notes	24.0	24.0	S+2.10%	5.77%
Class C Notes	32.0	32.0	S+2.70%	6.37%
Total 2024 CLO	$304.0	$304.0		5.52%

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

As of March 31, 2026, the commitment under the Revolving Credit Facility was $250 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the "2055 Promissory Notes"). The Fund pays interest on the principal amount of the 2055 Promissory Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

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

As of March 31, 2026, the Fund had $22.5 million of unfunded capital commitments (see Note 9 to the consolidated financial statements for more details).

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

As of March 31, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	March 31, 2026	December 31, 2025
First Lien Secured Debt	$66.0	$66.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$66.3	$66.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement and the sub-administration agreement (see Note 3 to the consolidated financial statements). Payments under the Advisory Agreement are equal to (1) a percentage of the Fund's net assets on the last day of each calendar quarter, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

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

Recent Developments

On April 1, 2026, the Fund issued and sold 182,017 shares at an offering price of $27.47 per share. The Fund received $5.0 million as payment for such shares.

On April 28, 2026, the Board declared a dividend of $0.24 per share, payable on or before May 31, 2026, for Shareholders of record on April 30, 2026.

On May 1, 2026, the Fund received $5.0 million of net proceeds related to subscriptions.

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

As of March 31, 2026, approximately 94.7% of our total debt investments at fair value (or 94.6% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 96.5% of our performing debt investments based on fair value were effectively floating rate investments as of March 31, 2026. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	March 31, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$33.8	$(16.7)	$17.1
Up 200 basis points	22.5	(11.1)	11.4
Up 100 basis points	11.2	(5.6)	5.6
Up 50 basis points	5.6	(2.8)	2.8
Down 50 basis points	(5.4)	2.8	(2.6)
Down 100 basis points	(10.7)	5.6	(5.1)
Down 200 basis points	(20.5)	11.1	(9.4)
Down 300 basis points	(27.8)	16.7	(11.1)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal is currently pending. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in "Item 1A. Risk Factors" in our most recent annual report on Form 10-K, filed with the SEC on March 18, 2026 (our "Form 10-K"), each of which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended March 31, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1(a)	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8K filed on May 6, 2025).
3.1(b)

Certificate of of Amendment to Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund's current report on Form 8-K (File No. 000-5633) filed on January 2, 2026).

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

Silver Point Specialty Lending Fund

Date: May 12, 2026	By:	/s/ Anthony DiNello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)