Form 10-Q
period 2026-06-30
Silver Point Specialty Lending Fund
filed 2026-08-06
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 23,562,024 shares of common stock, $0.001 par value per share, outstanding.Common stock outstanding excludes shares issued pursuant to the registrant's dividend reinvestment plan as of July 31, 2026 since the issuance price is not yet finalized at this time.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,141,245,940 and $1,157,779,432, respectively)	$1,095,725,197	$1,133,651,175
Non-controlled, affiliated investments (amortized cost of $24,294,677 and 23,603,860, respectively)	35,607,807	30,263,217
Controlled investments (amortized cost of $39,292,110 and $40,671,939, respectively)	17,045,497	19,832,346
Total investments, at fair value (amortized cost of $1,204,832,727 and $1,222,055,231, respectively)	1,148,378,501	1,183,746,738
Cash and cash equivalents (cash equivalents of $13,685,336 and $11,056,883, respectively)	33,998,281	14,006,888
Restricted cash and cash equivalents (restricted cash equivalents of $11,264,926 and $12,954,969, respectively)	16,797,399	17,888,102
Foreign cash held at banks (cost of $3,752,364 and $2,165,557, respectively)	3,698,740	2,163,174
Receivable for unsettled transactions	1,430,297	5,351,693
Interest receivable	8,821,215	8,223,819
Foreign currency forward contracts, at fair value	11,797	65,048
Interest rate swaps, at fair value	926,199	1,144,580
Due from broker	1,005,692	1,773,780
Deferred financing costs	1,449,006	1,785,354
Other assets	18,772	313,017
Total assets	$1,216,535,899	$1,236,462,193

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $1,811,247 and $2,448,150, respectively)	$554,247,288	$599,743,222
Payable for unsettled transactions	6,220,566	21,204,629
Interest payable	5,133,423	5,352,673
Management fees payable to an affiliate (Note 3)	1,599,246	1,506,894
Income incentive fee payable to an affiliate (Note 3)	2,486,200	2,501,126
Interest rate swaps, at fair value	68,576	226,331
Foreign currency forward contracts, at fair value	266,417	177,236
Dividend payable	5,629,627	5,310,097
Other liabilities	1,532,613	4,734,054
Accrued expenses	1,980,890	1,870,812
Total liabilities	579,164,846	642,627,074

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 23,456,779 and 21,240,388 shares issued and outstanding, respectively	23,457	21,240
Paid-in-capital in excess of par	715,905,539	654,483,442
Distributable earnings (losses)	(78,557,943)	(60,669,563)
Total net assets	637,371,053	593,835,119
Total liabilities and net assets	$1,216,535,899	$1,236,462,193
Net asset value per share	$27.17	$27.96

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest)	$30,094,027	$24,501,747	$59,781,006	$50,008,865
PIK interest income	949,964	1,354,905	1,711,679	2,511,006
Dividend income	80,165	—	80,165	—
Other income	14,820	11,251	683,910	30,094
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	37,730	98,814	71,756	284,789
PIK interest income	423,131	335,343	685,616	480,557
Controlled investments:
Interest income (excluding PIK interest)	87,044	122,249	185,994	320,853
PIK interest income	31,133	27,263	60,643	53,334
Total investment income	31,718,014	26,451,572	63,260,769	53,689,498

Expenses:
Interest and financing expenses	8,014,353	7,022,807	16,617,568	14,274,818
Management fee (Note 3)	1,999,058	1,466,705	3,925,173	2,496,375
Income incentive fee (Note 3)	2,486,200	2,133,102	4,904,063	4,719,363
Incentive compensation clawback (Note 3)	—	(741,019)	—	(1,522,386)
Professional fees	697,832	1,119,633	1,417,659	1,667,158
Administration fees	613,844	548,271	1,372,045	953,564
Trustee fees	65,625	88,699	131,250	175,000
Other general and administrative expenses	601,502	476,682	1,095,972	946,869
Total expenses	14,478,414	12,114,880	29,463,730	23,710,761
Management fee waiver (Note 3)	(399,812)	(224,696)	(785,035)	(224,696)
Net expenses	14,078,602	11,890,184	28,678,695	23,486,065
Net investment income	17,639,412	14,561,388	34,582,074	30,203,433

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	438,672	(9,642,346)	(4,128,384)	(11,450,247)
Non-controlled/affiliated investments	—	123,087	—	213,739
Foreign currency transactions	(56,576)	155,774	(80,225)	173,619
Foreign currency forward contracts	1,785,810	(1,614,978)	2,363,057	(2,183,731)
Interest rate swaps	(222,240)	5,057	(193,951)	10,276
Total net realized gain (loss)	1,945,666	(10,973,406)	(2,039,503)	(13,236,344)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(10,260,024)	3,160,710	(21,392,486)	1,742,695
Non-controlled/affiliated investments	666,588	2,800,616	4,653,773	2,891,995
Controlled investments	(68,461)	(2,071,518)	(1,407,020)	(3,394,184)
Translation of assets and liabilities in foreign currencies	136,359	(8,040)	94,337	78,401
Foreign currency forward contracts	(586,999)	(546,035)	(142,432)	(932,058)
Interest rate swaps	288,852	(51,633)	394,364	(254,656)
Total net change in unrealized appreciation (depreciation)	(9,823,685)	3,284,100	(17,799,464)	132,193
Net gain (loss)	(7,878,019)	(7,689,306)	(19,838,967)	(13,104,151)
Net increase (decrease) in net assets resulting from operations	$9,761,393	$6,872,082	$14,743,107	$17,099,282
Net investment income per share (Basic and Dilutive)	$0.77	$0.79	$1.54	$1.63
Earnings per share (Basic and Dilutive)	$0.42	$0.37	$0.66	$0.92
Weighted average shares outstanding	23,029,894	18,536,287	22,457,845	18,500,904

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025:	21,240,388	21,240	654,483,442	(60,669,563)	593,835,119
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	16,942,662	16,942,662
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(3,985,169)	(3,985,169)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(7,975,779)	(7,975,779)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	1,074,758	1,075	29,998,925	—	30,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	289,820	290	8,089,564	—	8,089,854
Dividends declared from distributable earnings	—	—	—	(15,947,981)	(15,947,981)
Balance at March 31, 2026:	22,604,966	$22,605	$692,571,931	$(71,635,830)	$620,958,706
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	17,639,412	17,639,412
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	1,945,666	1,945,666
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(9,823,685)	(9,823,685)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	547,581	548	14,999,452	—	15,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	304,232	304	8,334,156	—	8,334,460
Dividends declared from distributable earnings	—	—	—	(16,683,506)	(16,683,506)
Balance at June 30, 2026:	23,456,779	$23,457	$715,905,539	$(78,557,943)	$637,371,053

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024:	18,453,726	$18,454	$553,593,317	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,642,045	15,642,045
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,262,938)	(2,262,938)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(3,151,907)	(3,151,907)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2025:	18,453,726	$18,454	$553,593,317	$(11,389,185)	$542,222,586
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,561,388	14,561,388
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(10,973,406)	(10,973,406)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	3,284,100	3,284,100
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	329,746	330	9,509,701	—	9,510,031
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(17,346,502)	(17,346,502)
Balance at June 30, 2025:	18,783,472	$18,784	$563,103,018	$(21,863,605)	$541,258,197

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$14,743,107	$17,099,282
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(5,122,683)	(4,098,039)
Amortization of deferred financing costs and debt issuance costs	973,252	828,071
Payments for purchase of investments	(170,356,029)	(188,425,770)
Proceeds from sales, paydowns and resolutions of investments	191,024,035	148,929,824
Interest paid-in-kind	(2,457,938)	(3,044,897)
Net realized (gain) loss from investments	4,128,384	11,236,508
Net change in unrealized (appreciation) depreciation from investments	18,145,733	(1,240,506)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	142,432	932,058
Net change in unrealized (appreciation) depreciation from interest rate swaps	(394,364)	254,656
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(15,856)	(50,360)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	3,921,396	10,683,112
Interest receivable	(590,661)	248,447
Incentive compensation clawback	—	7,025,114
Due from broker	768,088	(2,127,644)
Other assets	294,245	432,494
Due to broker	—	(1,920,000)
Payable for unsettled transactions	(14,984,063)	51,696,039
Interest payable	(219,250)	(1,500,493)
Management fees payable to an affiliate	92,352	212,339
Income incentive fee payable to an affiliate	(14,926)	(721,688)
Interest rate swaps accrual, net	(62,022)	(61,925)
Other liabilities	142,426	(126,268)
Accrued expenses	110,840	465,601
Net cash provided by (used in) operating activities	40,268,498	46,725,955
Cash flows from financing activities
Proceeds from debt borrowings	71,900,000	26,292,625
Principal debt payments	(117,500,000)	(11,974,938)
Payment of deferred financing costs and debt issuance costs	—	(1,059,064)
Issuance of common shares	45,000,000	9,510,031
Dividends paid in cash	(15,888,375)	(30,264,110)
Payments of other liabilities	(3,343,867)	—
Net cash provided by (used in) financing activities	(19,832,242)	(7,495,456)
Net increase (decrease)	20,436,256	39,230,499

Beginning of period balance(1)	34,058,164	99,176,269
End of period balance(1) (Note 2)	$54,494,420	$138,406,768
(1) Including cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$15,941,445	$15,059,507
Reinvestment of dividends during the period	$16,424,314	$—
Dividends payable	$5,629,627	$—

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
Accela Inc/US⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.39%	9/1/2023	9/2/2030	$11,352,857	$11,220,099	$11,299,591	1.77%
Accela Inc/US⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.39	4/11/2025	9/2/2030	1,345,329	1,334,835	1,339,017	0.21
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/2/2030	2,242,023	(16,905)	(16,783)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	9.99	10/18/2021	3/26/2029	19,044,352	18,158,175	18,646,501	2.93
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.82	4/22/2022	4/22/2027	11,590,205	11,508,515	10,231,397	1.61
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.82	4/22/2022	4/22/2027	1,728,086	1,730,837	1,525,490	0.24
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded) (1.00% PIK)	12.75	4/22/2022	4/22/2027	1,173,794	459,397	367,866	0.06
Allium Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 1.00% Floor	8.66	5/2/2023	5/2/2030	5,690,550	5,583,589	5,673,843	0.89
Allium Buyer LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Business Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/2/2023	5/2/2029	573,673	(9,430)	(3,583)	(0.00)
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.25%, 1.00% Floor	8.89	1/14/2026	1/14/2031	707,833	707,833	574,041	0.09
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.00%, 1.00% Floor	8.64	1/14/2026	1/14/2031	530,587	530,587	483,819	0.08
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	53,094	(481)	(1,204)	(0.00)
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	212,377	(9,642)	(4,923)	(0.00)
Amerijet Holdings Inc⁽⁷⁾	1st Lien Term Loan	Transportation & Logistics	11.50% (12.00% PIK)	11.50	12/19/2023	6/30/2027	7,116,344	7,108,381	11,160,562	1.75
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+7.26%, 1.00% Floor	10.93	12/28/2021	6/30/2027	12,775,842	12,676,537	12,028,720	1.89
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Revolver	Transportation & Logistics	S+7.26%, 1.00% Floor (0.50% on unfunded)	10.93	12/28/2021	6/30/2027	2,536,322	2,522,543	2,386,359	0.37
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽¹⁵⁾	1st Lien Term Loan	Software & Services	S+6.19%, 0.75% Floor	9.84	5/26/2022	5/26/2028	2,155,344	2,140,543	2,125,600	0.33
Artisan Bidco Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	10.68	11/7/2023	11/7/2029	4,090,745	4,016,844	4,038,958	0.63
Artisan Bidco Inc⁽⁷⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	9.17	11/7/2023	11/7/2029	€6,993,467	7,381,357	7,884,788	1.24
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.68	11/7/2023	11/7/2029	1,170,535	936,312	940,311	0.15
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	5,843,516	5,795,809	5,779,237	0.91
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.64	3/19/2024	3/19/2031	2,114,211	2,089,952	2,026,202	0.32
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.64	3/19/2024	3/19/2031	4,805,026	4,753,676	4,605,504	0.72
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(7,789)	(32,594)	(0.01)
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.99	6/10/2021	6/11/2027	4,149,394	4,115,469	3,746,903	0.59
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+5.26%, 1.00% Floor	8.99	11/19/2021	6/11/2027	2,587,437	2,567,425	2,336,455	0.37
BEL USA LLC⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.82	12/13/2018	6/2/2026	8,821,421	8,719,947	1,036,271	0.16
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.82	1/13/2026	6/2/2026	223,491	223,491	221,378	0.03

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Bending Spoons US Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.88%, 1.00% Floor	9.49%	2/19/2025	3/7/2031	$15,026,377	$14,771,600	$14,753,527	2.31%
ChemCat AcquisitionCo LLC (Ketjen)	1st Lien Term Loan	Specialty Chemicals	S+4.75%	8.48	6/30/2026	3/2/2033	6,479,757	6,220,566	6,350,162	1.00
Circle Graphics Inc⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.25	6/30/2025	3/31/2029	10,602,410	10,206,009	9,266,560	1.45
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+3.75%, 4.00% Floor (S+3.75% PIK)	7.75	6/30/2025	3/31/2029	10,575,951	7,998,464	6,375,183	1.00
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.16	10/10/2023	10/10/2030	3,433,442	3,375,649	3,340,275	0.52
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.16	1/22/2026	10/10/2030	1,078,897	1,069,203	1,049,621	0.16
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Healthcare Technology	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(6,130)	(8,740)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	8.91	2/27/2023	2/27/2030	10,144,131	9,990,158	9,821,498	1.54
Coupa Holdings LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.90	2/27/2023	2/27/2030	924,210	908,705	894,816	0.14
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.90	2/27/2023	2/27/2029	707,659	463,928	454,348	0.07
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	8.89	7/1/2025	7/8/2030	18,361,266	17,622,675	16,076,298	2.52
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	10.41	11/8/2023	11/8/2030	9,501,470	9,340,657	9,251,937	1.45
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(15,015)	(26,057)	(0.00)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.11	12/19/2024	1/3/2031	2,193,577	2,185,490	2,195,770	0.34
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	12/19/2024	1/5/2032	13,716,358	—	13,716	0.00
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.67	11/15/2024	11/15/2029	2,424,328	2,389,425	2,431,317	0.38
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹³⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(3,261)	696	0.00
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.67	1/19/2024	1/20/2031	2,495,525	2,460,268	2,450,903	0.38
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.67	1/19/2024	1/20/2031	732,974	721,812	719,868	0.11
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	8.67	9/26/2025	1/20/2031	557,029	66,932	59,669	0.01
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.67	1/19/2024	1/20/2030	185,747	16,196	15,952	0.00
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.41	10/31/2025	10/31/2031	5,914,386	5,809,219	5,802,013	0.91
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.67	9/1/2023	9/4/2029	7,785,708	7,694,113	7,644,845	1.20
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.73	2/27/2026	9/3/2029	275,805	270,743	270,815	0.04
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	9/1/2023	9/4/2029	1,063,447	(11,245)	(19,241)	(0.00)
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.39	4/19/2023	4/19/2030	10,746,378	10,579,023	10,611,720	1.66
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.39	4/19/2023	4/19/2030	206,183	204,386	203,605	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	10.39	4/19/2023	4/19/2029	1,345,718	875,100	880,695	0.14
Gibson Brands Inc⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.94	2/16/2024	8/11/2028	5,505,888	5,350,706	5,178,247	0.81
Gopher Resource LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.48	10/4/2024	10/4/2029	17,229,372	16,894,887	17,101,934	2.68
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.40	10/4/2024	10/4/2029	1,341,763	601,406	611,733	0.10

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.14%	8/12/2025	8/12/2032	$17,432,226	$17,119,640	$17,240,472	2.70%
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.16	8/12/2025	8/12/2032	2,065,355	877,571	880,926	0.14
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.15	8/12/2025	8/12/2030	2,074,483	131,808	133,804	0.02
Hammer IntermediateCo LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.23	10/1/2025	10/1/2031	6,171,761	6,089,336	6,187,191	0.97
Hammer IntermediateCo LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Automobiles & Components	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	10/1/2025	10/1/2031	1,062,137	(13,947)	(7,966)	(0.00)
Hawk Parent Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Financial Services	S+5.50%, 1.00% Floor	9.16	6/11/2026	6/1/2032	22,660,930	22,040,094	22,037,754	3.46
Health Catalyst Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.18	7/16/2024	7/16/2029	10,327,300	10,122,262	10,508,028	1.65
Health Catalyst Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+6.50%, 1.00% Floor	10.17	7/16/2024	7/16/2029	3,122,639	3,062,058	3,177,285	0.50
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	8.73	12/23/2025	12/23/2031	18,252,302	17,223,286	17,175,416	2.69
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.50%, 0.75% Floor	8.14	2/6/2026	2/7/2033	10,760,234	10,662,404	10,652,632	1.67
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	P+6.75%, 0.75% Floor (0.50% on unfunded)	9.08	2/6/2026	2/7/2033	1,871,345	387,805	377,388	0.06
INEOS US Petrochem LLC	1st Lien Term Loan	Specialty Chemicals	S+4.25%	7.99	5/5/2026	3/29/2029	10,329,773	9,647,208	9,075,996	1.42
Inotiv Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	P+7.50%, 1.00% Floor (0.25% PIK)	14.25	11/3/2021	11/5/2026	17,196,458	15,989,916	9,712,622	1.52
Inotiv Inc⁽⁶⁾⁽⁷⁾	1st Lien DIP	Pharmaceuticals & Life Sciences	S+11.50%, 2.50% Floor (S+11.50% PIK)	15.23	5/14/2026	8/5/2026	4,272,079	4,012,206	4,193,559	0.66
i.PARK BROADWAY LLC (1050 N Broadway)⁽⁷⁾	1st Lien Term Loan	Real Estate Development & Management	S+5.30%, 4.25% Floor	9.55	7/3/2025	7/6/2027	9,192,144	9,097,331	9,158,133	1.44
Iron Oak Energy Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Energy	S+5.50%, 3.00% Floor	9.16	6/1/2026	5/26/2033	5,875,033	5,729,780	5,728,157	0.90
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.16	8/15/2025	9/5/2029	6,050,990	5,861,057	5,993,082	0.94
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	8.73	12/16/2025	12/16/2030	20,455,912	19,844,690	20,179,757	3.17
KORE Wireless Group Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Telecommunications	S+6.50%, 1.00% Floor	10.14	12/20/2023	11/9/2028	4,521,005	4,476,063	4,512,468	0.71
KORE Wireless Group Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Telecommunications	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	12/20/2023	11/9/2028	626,612	(6,049)	(1,167)	(0.00)
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁷⁾	1st Lien Term Loan	Food & Beverage	S+4.50%, 0.75% Floor	8.19	4/1/2026	4/1/2033	6,949,729	6,882,491	6,880,232	1.08
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	4/1/2026	4/1/2033	1,737,432	(8,378)	(8,687)	(0.00)
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	4/1/2026	4/1/2033	1,003,850	(9,681)	(10,039)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor (5.50% PIK)	14.82	7/23/2021	7/23/2027	20,156,429	20,092,556	17,635,297	2.77
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027	500,000	—	(62,539)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.67	5/12/2025	8/11/2028	12,156,699	11,239,719	9,434,753	1.48
LeVecke Real Estate Holdings, LLC⁽⁶⁾⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.75%, 3.75% Floor	11.75	12/1/2022	8/31/2026	4,568,481	4,497,836	4,463,573	0.70
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.43	8/15/2024	8/27/2029	18,610,386	18,257,923	16,947,083	2.66
LVF Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.16	2/24/2025	2/24/2032	15,898,142	15,228,305	15,053,186	2.36
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	9.48	5/31/2023	5/31/2030	17,342,013	17,121,156	16,203,886	2.54
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029	1,981,556	(17,443)	(105,501)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Meta Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	8.93%	12/22/2025	12/22/2031		$3,639,529	$3,606,429	$3,606,066	0.57%
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.33	12/22/2025	12/22/2031		€5,072,281	5,885,318	5,740,037	0.90
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.62	12/22/2025	12/22/2031	AU$	3,838,731	2,514,034	2,631,384	0.41
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.93	12/22/2025	12/22/2031		3,387,719	1,589,917	1,581,881	0.25
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.97	1/21/2026	12/22/2031		1,479,569	327,710	327,865	0.05
Metropolis Technologies Inc	1st Lien Term Loan	Consumer Services	S+5.25%	8.92	10/20/2025	11/3/2032		2,330,824	2,309,683	2,286,154	0.36
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.23	12/30/2025	12/1/2028		18,084,150	17,549,079	17,541,626	2.75
MMS BidCo LLC⁽⁷⁾⁽⁹⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.04	6/30/2022	6/30/2029		9,052,804	9,001,035	9,011,744	1.41
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+6.00%, 1.00% Floor	9.64	5/17/2024	5/17/2030		6,830,685	6,739,456	6,571,119	1.03
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030		995,726	(13,876)	(37,838)	(0.01)
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	13.74	10/26/2020	7/31/2026		13,418,115	11,554,228	4,049,615	0.64
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	13.74	10/26/2020	7/31/2026		6,753,755	5,813,679	2,038,297	0.32
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.10%, 1.00% Floor (S+12.10% PIK)	15.74	10/29/2024	7/31/2026		3,264,094	580,738	985,110	0.15
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	13.74	4/4/2024	7/31/2026		1,073,985	898,936	324,131	0.05
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+11.10%, 1.00% Floor (1.00% on unfunded) (1.00% PIK)	14.74	9/24/2025	7/31/2026		1,855,919	1,747,123	1,855,919	0.29
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.10%, 1.00% Floor (0.50% on unfunded) (1.00% PIK)	12.74	10/26/2020	7/31/2026		1,721,299	1,475,733	504,623	0.08
NetSPI Midco Corporation⁽⁷⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	9.88	5/31/2024	5/31/2029		6,911,607	6,822,064	6,718,082	1.05
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	P+5.25%, 1.00% Floor (0.50% on unfunded)	12.00	5/31/2024	5/31/2029		767,956	90,876	78,332	0.01
NP Gaming Acquisition LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.50%, 1.00% Floor	10.17	4/21/2026	4/21/2031		14,297,413	13,951,476	13,939,978	2.19
NP Gaming Acquisition LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Gaming & Entertainment	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/21/2026	4/21/2031		742,723	(17,846)	(18,568)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 1.00% Floor	10.64	6/30/2023	6/30/2029		20,481,869	20,011,388	19,898,398	3.12
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁰⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.17	8/30/2024	8/29/2030		27,988,900	26,749,234	28,380,745	4.45
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.14	5/23/2024	5/30/2029		21,902,188	22,045,036	21,902,188	3.44
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.19	11/24/2025	11/12/2030		11,660,233	11,535,389	11,502,820	1.80
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030		1,209,254	(6,703)	(16,325)	(0.00)
Radiate Holdco LLC	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.64	10/23/2025	6/26/2029		5,000,250	4,936,163	4,991,500	0.78
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor (1.50% on unfunded)	7.64	10/23/2025	6/26/2029		5,000,250	4,989,004	4,991,500	0.78
Rayonier AM Products Inc⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.23	10/28/2024	10/29/2029		10,695,624	10,508,131	10,084,841	1.58
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.67	8/31/2023	9/3/2030		8,652,215	8,540,942	8,539,725	1.34
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	1.00	8/15/2025	9/3/2030		390,213	(6,481)	(5,073)	(0.00)
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2023	8/31/2029		987,009	(10,652)	(10,196)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Resistance Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	8.73%	3/16/2026	3/14/2031	$14,729,605	$14,517,805	$14,479,202	2.27%
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/16/2026	3/14/2031	1,258,941	(17,776)	(23,290)	(0.00)
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.16	2/2/2026	2/2/2033	18,189,277	17,852,316	17,847,368	2.80
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.15	2/2/2026	2/2/2033	1,417,346	256,774	256,773	0.04
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.64	3/27/2023	3/27/2028	5,159,790	5,090,138	5,111,675	0.80
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	8.64	11/30/2023	3/27/2028	1,673,594	1,098,729	1,097,724	0.17
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.64	3/27/2023	3/27/2028	742,560	732,990	735,636	0.12
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(3,452)	(13,332)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(7,368)	(7,882)	(0.00)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.64	10/30/2024	10/30/2030	6,693,418	6,591,552	6,532,345	1.02
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.65	10/30/2024	10/30/2030	539,828	249,095	244,282	0.04
Sintec Media NYC Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+7.00%, 1.00% Floor	10.73	6/21/2023	6/21/2029	11,660,040	11,457,763	11,322,890	1.78
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.66	6/21/2023	6/21/2029	1,164,025	890,647	873,258	0.14
Smarsh Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.48	2/18/2022	2/18/2029	4,253,705	4,214,370	4,119,605	0.65
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor (1.00% on unfunded)	8.48	2/18/2022	2/18/2029	472,634	95,478	90,025	0.01
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	8.39	2/18/2022	2/18/2029	236,317	133,326	128,038	0.02
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.23	9/19/2025	9/19/2030	12,640,223	12,306,249	12,408,569	1.95
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.66	10/15/2024	10/13/2029	17,826,040	17,443,613	17,440,898	2.74
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.16	5/11/2022	5/19/2028	5,925,551	5,777,809	5,560,131	0.87
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	9.67	7/2/2024	7/22/2027	14,445,289	14,352,412	12,874,250	2.02
Speedstar Holding LLC⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor (1.00% on unfunded)	9.69	7/2/2024	7/22/2027	3,179,154	1,560,357	1,231,807	0.19
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.15	12/18/2024	12/18/2029	11,074,225	10,915,445	10,971,023	1.72
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.43	8/5/2024	8/5/2030	16,418,587	16,122,827	16,106,634	2.53
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	9.92	6/7/2025	6/7/2028	9,745,415	9,745,415	9,643,370	1.51
Telestream 2 LLC⁽⁶⁾⁽⁷⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.25%, 1.00% Floor (2.00% on unfunded)	2.00	6/7/2025	6/7/2028	425,843	(13,735)	—	—
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	9.49	1/12/2024	1/11/2030	15,161,402	14,913,659	14,918,344	2.34
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.73	3/1/2024	3/1/2030	14,307,040	13,957,289	14,312,025	2.25
USA Debusk LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	8.92	4/30/2024	4/30/2031	17,417,317	17,245,900	17,382,482	2.73
USA Debusk LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor (1.00% on unfunded)	8.92	4/30/2024	4/30/2031	2,019,619	2,000,310	2,015,579	0.32
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	8.91	2/2/2026	4/30/2030	1,882,702	1,370,443	1,383,488	0.22
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.75%, 1.00% Floor (1.75% PIK)	11.40	1/12/2023	4/5/2029	12,181,730	11,964,804	10,968,904	1.72

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.48%	8/29/2025	8/29/2029	$20,287,856	$19,879,950	$19,273,463	3.02%
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	9.89	8/29/2025	2/28/2029	1,731,343	443,191	389,552	0.06
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	8.72	9/27/2024	9/27/2031	5,769,711	5,723,035	5,707,955	0.90
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	3/4/2026	9/29/2031	366,577	—	(3,924)	(0.00)
Wrangler Topco, LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.50%, 1.00% Floor	9.17	7/7/2023	9/20/2029	13,610,405	13,384,277	13,150,671	2.06
Wrangler Topco, LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.17	9/20/2024	9/20/2029	745,813	741,458	720,795	0.11
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(19,653)	(51,274)	(0.01)
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.23	5/6/2025	5/6/2032	8,775,452	8,658,929	8,714,024	1.37
Xactus LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.23	5/6/2025	5/6/2030	718,711	231,275	230,946	0.04
Total United States of America 1st Lien/Secured Loans								973,503,467	935,659,901	146.77
Canada
1261229 BC LTD⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	9.89	8/28/2025	10/8/2030	22,387,052	22,290,084	21,678,670	3.40
Arterra Wines Canada Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Food & Beverage	S+3.76%, 0.75% Floor	7.49	10/31/2025	11/26/2027	15,188,185	15,037,069	15,051,726	2.36
Gateway Casinos & Entertainment Ltd⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	9.92	12/18/2024	12/18/2030	20,075,629	20,006,185	19,899,967	3.12
Hootsuite Inc.⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.17	5/22/2024	5/22/2030	12,543,244	12,409,214	12,041,515	1.89
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.14	5/22/2024	5/22/2030	1,422,136	156,821	113,771	0.02
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.75%, 4.25% Floor	10.00	12/20/2024	12/20/2029	2,008,011	1,946,674	1,980,903	0.31
Total Canada 1st Lien/Secured Loans								71,846,047	70,766,552	11.10
Luxembourg
Accelya Lux Finco Sarl⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.25%	8.98	9/29/2025	10/4/2032	7,482,389	7,345,869	6,631,267	1.04
Total Luxembourg 1st Lien/Secured Loans								7,345,869	6,631,267	1.04
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.35%, 0.75% Floor	9.99	12/3/2021	12/15/2026	3,959,044	3,950,626	3,667,589	0.58
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.25%	7.54	7/18/2025	3/7/2031	€7,203,573	8,318,746	8,080,271	1.27
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.88%	8.17	1/2/2026	3/7/2031	€997,111	1,127,291	1,121,339	0.18
Total Netherlands 1st Lien/Secured Loans								13,396,663	12,869,199	2.03
United Kingdom
Inspired Entertainment Financing PLC⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.73	6/11/2025	6/4/2030	£8,557,880	11,451,577	11,291,762	1.77
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.23	1/26/2024	2/6/2030	£3,931,436	4,910,044	5,170,980	0.81
Total United Kingdom 1st Lien/Secured Loans								16,361,621	16,462,742	2.58
Total 1st Lien/Secured Loans								1,082,453,667	1,042,389,661	163.52

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	2nd Lien Term Loan	Healthcare Providers & Services	S+10.76%, 1.00% Floor	14.49%	6/10/2021	6/11/2028	$3,333,333	$3,307,639	$115,000	0.02%
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	2nd Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.76%, 1.00% Floor	14.48	11/19/2021	6/11/2028	2,572,287	2,552,151	88,744	0.01
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00	10/9/2025	7/11/2027	5,499,331	5,342,059	5,242,568	0.82
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	10.69	1/22/2025	1/22/2030	11,494,239	11,252,448	11,321,825	1.78
Total United States of America 2nd Lien Term Loan								22,454,297	16,768,137	2.63
Total 2nd Lien/Secured Loans								22,454,297	16,768,137	2.63
Equities
United States of America
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Preferred Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	1,504,334	1,616,748	0.25
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Common Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	122,423	—	—
Beauty Health Co⁽¹¹⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	632,571	0.10
Circle Graphics Parent, LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	—
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	469,126	217,037	372,955	0.06
RKG Group Partners LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	Consumer Products	N/A	N/A	2/2/2026	N/A	956,421	956,421	1,123,794	0.18
Telestream 2 LLC⁽⁷⁾⁽¹¹⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	3,752,529	0.59
Total United States of America Equities								6,844,911	7,498,597	1.18
Total Equities								6,844,911	7,498,597	1.18
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	49,272	49,272	49,272	0.01
Service Properties Trust⁽¹⁰⁾	Senior Secured Bonds	Real Estate Development & Management	0.00%	0.00	9/15/2025	9/30/2027	8,929,000	8,144,613	8,285,378	1.30
Total United States of America Senior Secured Bonds								8,193,885	8,334,650	1.31
Canada
Bausch Health Cos Inc (Valeant)⁽¹⁰⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	1,069,000	986,512	987,404	0.15
Total Canada Senior Secured Bonds								986,512	987,404	0.15
Italy
LSF12 Rigel US Investments LLC⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Senior Secured Bonds	Specialty Chemicals	9.50%	9.50	4/30/2026	10/31/2031	€18,002,000	20,201,420	19,739,409	3.10
Total Italy Senior Secured Bonds								20,201,420	19,739,409	3.10
Total Senior Secured Bonds								29,381,817	29,061,463	4.56

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹¹⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	2	$111,248	$7,339	0.00%
Total Warrants								111,248	7,339	0.00
Total Non-Controlled/Non-Affiliated Investments								1,141,245,940	1,095,725,197	171.89%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
Germany
Takko Fashion GmbH⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	1st Lien Term Loan	Specialty Retail	9.13%	9.13	11/25/2025	4/15/2030	€1,189,578	1,370,513	1,358,122	0.21
Total Germany 1st Lien/Secured Loans								1,370,513	1,358,122	0.21
Total 1st Lien/Secured Loans								1,370,513	1,358,122	0.21
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽¹⁸⁾	Senior Secured Debt	Industrial Products & Services	S+8.00% (S+8.00% PIK)	11.64	1/31/2025	1/31/2030	6,626,147	6,604,063	6,626,147	1.04
Total United States of America Senior Secured Debt								6,604,063	6,626,147	1.04
Total Senior Secured Debt								6,604,063	6,626,147	1.04
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹⁸⁾	Senior Unsecured Debt	Industrial Products & Services	6.00% (6.00% PIK)	6.00	1/31/2025	1/31/2033	4,520,717	6,732,068	7,287,396	1.14
Total United States of America Unsecured Debt								6,732,068	7,287,396	1.14
Luxembourg
Takko Fashion Sarl⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	Subordinated Unsecured Debt	Specialty Retail	15.00% (15.00% PIK)	15.00	8/8/2023	10/15/2030	€1,987,782	2,128,464	12,435,276	1.95
Total Luxembourg Unsecured Debt								2,128,464	12,435,276	1.95
Total Unsecured Debt								8,860,532	19,722,672	3.09
Equities
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹¹⁾⁽¹⁸⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	7,900,866	1.24
Total Equities								7,459,569	7,900,866	1.24
Total Non-Controlled/Affiliated Investments								24,294,677	35,607,807	5.58%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹⁹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor, 5.00% Cap	5.62%	6/28/2021	7/1/2026	$6,012,713	$6,012,713	$5,084,651	0.80%
Total 1st Lien/Secured Loans								6,012,713	5,084,651	0.80
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	—	—
Total Equities								14,608,750	—	—
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.15
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor (2.00% PIK)	17.25	12/7/2019	12/6/2026	743,598	743,598	592,127	0.09
Total Trust Interest								3,897,072	1,561,627	0.24
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾⁽¹⁹⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,773,575	10,399,219	1.63
Total Real Estate Properties								14,773,575	10,399,219	1.63
Total Controlled Investments								39,292,110	17,045,497	2.67%
Total Investments, June 30, 2026								$1,204,832,727	$1,148,378,501	180.14%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						13,685,336	13,685,336	13,685,336	2.15
Total Cash Equivalents								13,685,336	13,685,336	2.15%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						11,264,926	11,264,926	11,264,926	1.77
Total Restricted Cash Equivalents								11,264,926	11,264,926	1.77%
Total Cash Equivalents and Restricted Cash Equivalents, June 30, 2026								$24,950,262	$24,950,262	3.92%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), Sterling Overnight Index Average (“SONIA”) or the Australian Dollar Bank Bill Swap Bid Rate (“BBSY”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on June 30, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of June 30, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $24.4 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $82.1 million; the net unrealized depreciation was $57.7 million; the aggregate tax cost of securities for Federal income tax purposes was $1.2 billion.
(5)
Percentage is based on net assets of $637,371,053 as of June 30, 2026.
(6)
The investment has an unfunded commitment as of June 30, 2026 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $360.0 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $397.7 million including restricted cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, qualifying assets totaled 74.8% of the Fund’s total assets.
(11)
Represents a non-income producing investment.
(12)
The negative fair value is the result of the original discount on the loan.
(13)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(14)
Investment, representing 4.9% of cost and 2.3% of fair value, respectively, was on non-accrual status as of June 30, 2026, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund’s accounting policies).
(15)
Investment represents a unitranche/last out loan, with characteristics of a traditional first lien senior secured loan which, pursuant to an agreement among lenders, is divided into “first out” and “last out” tranches yielding different interest rates. In exchange for the greater risk of loss, the “last-out” tranche of the Fund’s unitranche loan investment earns a higher interest rate than the “first-out” portions. The “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any other amounts due thereunder. The Fund’s investment is in the “last out” tranche.
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
(18)
Under the 1940 Act, the Fund is generally presumed a non-control “affiliated person” if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company’s outstanding voting securities and/or is under common control with the portfolio company. As of June 30, 2026, the Fund’s affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2026	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Takko Fashion GmbH	Secured Loans	†	$1,397,278	$—	$—	$(39,156)	$—	$1,358,122	$68,183	$—	€1,189,578
Takko Fashion Sarl	Unsecured Debt	†	8,436,923	165,039	—	3,833,314	—	12,435,276	171,773	—	€1,987,782
Wesco Aircraft Holdings Inc	Secured Debt		6,236,045	393,148	—	(3,046)	—	6,626,147	384,786	—	6,626,147
Wesco Aircraft Holdings Inc	Unsecured Debt		6,651,946	132,630	—	502,820	—	7,287,396	132,630	—	4,520,717
Wesco Aircraft Holdings Inc	Equities		7,541,025	—	—	359,841	—	7,900,866	—	—	195,566
Total			$30,263,217	$690,817	$—	$4,653,773	$—	$35,607,807	$757,372	$—

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

† At June 30, 2026, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(19)
Under the 1940 Act, the Fund is presumed to “control” a portfolio company if the Fund owns more than 25% of a portfolio company’s voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Fund’s controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at June 30, 2026	Interest income	Other income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$11,386,450	$(9,429)	$—	$(977,802)	$—	$10,399,219	$—	$—	100%
SP-CREH 19 Highline LLC	Secured Loans	1,318,690	—	(1,318,756)	66	—	—	11,546	—	$—
SP-CREH 19 Highline LLC	Secured Loans	5,613,869	—	(112,287)	(416,931)	—	5,084,651	173,439	—	$6,012,713
SP-CREH 19 Highline LLC	Equities	—	—	—	—	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	543,837	60,643	—	(12,353)	—	592,127	61,652	—	$743,598
Total		$19,832,346	$51,214	$(1,431,043)	$(1,407,020)	$—	$17,045,497	$246,637	$—

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

(20)
The Fund sold a participating interest of approximately $1.5 million of the portfolio company’s first lien term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. GAAP, the Fund recorded a corresponding $1.5 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Goldman Sachs	€11,900,000	$(208,824)	$153,275
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(68,576)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	68,568
US Interest Rate Swaps	Receive	SOFR	Annual	3.348%	Annual	9/22/2027	Goldman Sachs	$9,600,000	(635)	113,985
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$5,900,000	37,909	28,300
Total										295,552
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	562,071
Total										562,071
Total Interest Rate Swaps										$857,623
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date	Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	9/30/2026	$2,663,741	AU$	3,848,352	$5,297
Bank of America, N.A.	9/30/2026	$57,776,623		€50,560,073	(190,336)
Bank of America, N.A.	9/30/2026	$296,392		€255,227	3,775
Bank of America, N.A.	9/30/2026	$17,251,526		£13,065,454	(76,081)
Bank of America, N.A.	9/30/2026	$253,668		£189,217	2,725
Total					$(254,620)

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
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Dollar Offered Rate (“CDOR” or “C”), Prime Rate (“P”), Sterling Overnight Index Average (“SONIA”) or the Australian Dollar Bank Bill Swap Bid Rate (“BBSY”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on December 31, 2025.
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
(31)
Investment, representing 4.0% of cost and 2.0% of fair value, respectively, was on non-accrual status as of December 31, 2025, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund’s accounting policies).
(32)
Investment represents a unitranche/last out loan, with characteristics of a traditional first lien senior secured loan which, pursuant to an agreement among lenders, is divided into “first out” and “last out” tranches yielding different interest rates. In exchange for the greater risk of loss, the “last-out” tranche of the Fund’s unitranche loan investment earns a higher interest rate than the “first-out” portions. The “first-out” tranche will have priority as to the “last-out” tranche with respect to payments of principal, interest and any other amounts due thereunder. The Fund’s investment is in the “last out” tranche.
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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

December 31, 2025

(35)
Under the 1940 Act, the Fund is generally presumed a non-control “affiliated person” if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company’s outstanding voting securities and/or is under common control with the portfolio company. As of December 31, 2025, the Fund’s affiliated/non-controlled investments were as follows:

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

(36)
Under the 1940 Act, the Fund is presumed to “control” a portfolio company if the Fund owns more than 25% of a portfolio company’s voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Fund’s controlled investments were as follows:

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

(37)
The Fund sold a participating interest of approximately $3.1 million of the portfolio company’s first lien term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. GAAP, the Fund recorded a corresponding $3.1 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.
(38)
The Fund sold a participating interest of approximately $1.5 million of the portfolio company’s first lien term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. GAAP, the Fund recorded a corresponding $1.5 million liability, at fair value, and the secured borrowing was included in other liabilities on the consolidated statements of assets and liabilities. The associated expenses are included in other general and administrative expenses on the consolidated statements of operations.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Silver Point Specialty Lending Fund (the “Fund”) is an externally managed closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act and was originally formed on July 31, 2014. Effective November 15, 2021, the Fund changed its name to Silver Point Specialty Lending Fund and converted to a statutory trust organized under the laws of the State of Maryland. The Fund is an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For so long as the Fund remains an emerging growth company under the JOBS Act, it will be subject to reduced public company reporting requirements.

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

Silver Point Specialty Credit Fund Management, LLC (the “Adviser”), a Delaware limited liability company, serves as the Fund’s investment adviser and administrator. Subject to the supervision of the Fund’s Board of Trustees (“Board of Trustees”, the “Board” or the “Trustees”), the Adviser manages the day-to-day operations and provides the Fund with investment advisory and management services. The Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to the Fund and to its portfolio companies as required.

In 2023, the Fund extended its investment period through June 30, 2025. Following the extension, the Fund was required to provide the holders of common shares of beneficial interests (the “shares”) of the Fund (the “Shareholders” or “Investors”) with the opportunity to sell their shares at a price not less than a net asset value per share prior to June 30, 2025 or the Fund would begin winding up its affairs. In 2025, the Board approved a liquidity event (the “Liquidity Event”), allowing Shareholders to sell some or all of their shares to new investors at the Fund’s net asset value per share as of April 30, 2025, via liquidity election forms. As a result, the Fund is able to continue its operations perpetually.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), are presented in U.S. dollars and include the accounts of the Fund and its wholly owned subsidiaries. The Fund is an investment company following accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. All material intercompany balances and transactions have been eliminated. All references to the Fund include the accounts of its consolidated subsidiaries.

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the “1933 Act”). The interim financial data as of June 30, 2026 and for each of the three and six months ended June 30, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund’s audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

Basis of Consolidation

The Fund generally consolidates any wholly or substantially owned subsidiary when the design and purpose of the subsidiary is to act as an extension of the Fund’s investment operations and to facilitate the execution of the Fund’s investment strategy. Accordingly, the Fund has consolidated the results of its subsidiaries in its consolidated financial statements, including Silver Point SCF CLO I, Ltd., Silver Point SCF CLO I, LLC, Silver Point SCF CLO IV, Ltd., Silver Point SCF CLO IV, LLC, Specialty Credit Facility, LLC, Specialty Credit Holdings, LLC, Specialty Credit Fund Cayman, Ltd., Silver Point Specialty Credit Depositor, LLC, SCF West, LLC, SCF APEG Holdings, LLC, SCF CAL, L.P., SCF CAL GP, LLC, SCF I SPRE Holdings, LLC, SCF Property Holdings, LLC, Golden Holdings I, LLC and SLMD Holdings, Inc. As provided by ASC 946, the Fund will not consolidate portfolio companies in which it invests, unless the portfolio company is itself an investment company or is a controlled operating company whose business consists of providing services to the Fund. The Fund’s investments in the portfolio

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

companies (including its investments held by consolidated subsidiaries) are listed on the Fund’s consolidated statements of assets and liabilities, as investments at fair value.

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

Investment Classification

The Fund classifies its investments by level of control. Under the 1940 Act, the Fund is presumed to “control” a portfolio company if the Fund owns more than 25% of a portfolio company’s voting securities and/or holds the power to exercise control over the management or policies of such portfolio company; the Fund is generally presumed a non-controlling “affiliated person” if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company’s outstanding voting securities and/or is under common control with the portfolio company. Detailed information with respect to the Fund’s investment classification by level of control is disclosed in the accompanying consolidated financial statements, including the consolidated schedules of investments.

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

Restricted cash and cash equivalents are generally restricted to the purchase of investments, as well as payment of expenses and interest, in connection with the Fund’s credit facilities (Note 6). Certain restricted cash and cash equivalents may be available for monthly withdrawal subject to the terms of the underlying credit facilities.

Additionally, cash denominated in currencies other than U.S. dollars is recorded as foreign cash held at banks. At times, foreign cash held at banks may exceed Federal Deposit Insurance Corporation insured limits.

The table below comprises our cash, restricted cash, cash equivalents and foreign cash as of June 30, 2026 and December 31, 2025:

($ in millions)*	June 30, 2026	December 31, 2025
Cash	$20.3	$3.0
Cash equivalents	13.7	11.0
Restricted cash	5.5	4.9
Restricted cash equivalents	11.3	13.0
Foreign cash held at banks	3.7	2.2
Total cash and cash equivalents	$54.5	$34.1

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash, and cash equivalents for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income on cash, restricted cash, cash equivalents and foreign cash	$0.4	$0.9	$0.7	$1.7

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of June 30, 2026 and December 31, 2025, due from broker consists of approximately $1.0 million and $1.8 million, respectively, of cash collateral. As of June 30, 2026 and December 31, 2025, due to broker consists of approximately $0.0 million of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended June 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $2.6 million and $2.2 million, respectively. For the six months ended June 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $5.1 million and $4.1 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

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

The fair value of interest rate swap agreements are derived using daily swap curves and models that incorporate a number of market data factors, such as discounted cash flows, trades and values of the underlying reference instruments. The fair value of the interest rate swaps does not take into account collateral posted which is recorded separately as due to or due from broker on the Fund’s consolidated statements of assets and liabilities, depending on the nature of the balance at period end. Upfront payments made or received upon entering a derivative contract are treated as a part of the cost basis of the derivative contract.

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

Derivative instruments are expressed in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Fund’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments, including market, credit, liquidity, and operational risks. The Fund manages these risks on an aggregate basis as part of its risk management process.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of June 30, 2026 and December 31, 2025. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Income Taxes

Effective May 1, 2025, the Fund intends to be treated, and qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986. As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2026 and 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and six months ended June 30, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2023. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, there were no material interest and penalties.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Fund has determined that it has a single operating and reporting segment. Operating and reporting segments are components of an enterprise for which separate financial information is available and are evaluated regularly by the Fund’s chief operating decision maker ( the “CODM”) in deciding how to allocate resources and assess performance. The Fund’s CODM is its Chief Executive Officer and Chief Financial Officer. The key metrics, along with other various factors, the CODM utilizes to determine performance and make operating decisions are net investment income and net increase (decrease) in net assets resulting from operations, as reported on the consolidated statements of operations. The Fund’s CODM views the Fund’s operations and manages its business in one operating segment, which is to primarily invest in U.S. middle market lending opportunities to achieve the Fund’s investment objective.

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

3.
Significant Agreements and Related Party Transactions

The Fund is party to a fourth amended and restated advisory agreement, entered into on April 30, 2025 (the “Advisory Agreement”) pursuant to which the Fund has agreed to pay the Adviser a fee for its investment advisory and management services consisting of a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”), which are ultimately borne by the Shareholders.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

Management Fee

The Management Fee is calculated at an annual rate of 1.25% (0.3125% per quarter) of the Fund’s net assets on the last day of each calendar quarter, payable quarterly in arrears. The Adviser has agreed to waive 0.25% of the management fee rate from May 1, 2025 to May 1, 2027.

For the period from October 31, 2021 to April 30, 2025, the Management Fee was calculated at an annual rate of 0.75% (0.1875% per quarter) of the Shareholders’ aggregate net capital contributions on the last day of each calendar quarter.

At June 30, 2026 and December 31, 2025, management fees payable were $1.6 million and $1.5 million, respectively. For the three months ended June 30, 2026 and 2025, the Management Fees incurred were $2.0 million and $1.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Management Fees incurred were $3.9 million and $2.5 million, respectively. For the three months ended June 30, 2026 and 2025, the Management Fees waived were $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Management Fees waived were $0.8 million and $0.2 million, respectively.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

These calculations shall be appropriately adjusted for any share issuances or repurchases during the quarter (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) and shall be appropriately prorated for any period of less than three months.

(ii) Income Incentive Compensation - October 31, 2021 to April 30, 2025

For the period from October 31, 2021 to April 30, 2025, the income Incentive Compensation was calculated and payable to the Adviser quarterly in arrears based on the amount by which Pre-Incentive Compensation Net Investment Income (as defined below) in respect of the current calendar quarter and the eleven preceding calendar quarters (the “Trailing Twelve Quarters”) exceeds the Hurdle Rate Amount (as defined below). The amount of Income Incentive Compensation paid to the Adviser for a particular calendar quarter equals the excess, if any, of the Income Incentive Compensation so calculated less the aggregate Income Incentive Compensation that was paid to the Adviser in the preceding eleven calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Quarters. Income Incentive Compensation is calculated and paid as follows:

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

The “Hurdle Rate Amount” was calculated on a quarterly basis by multiplying 1.75% (7.00% annualized) and the Fund’s net asset value (total assets less indebtedness) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The “Catch-up Amount” was calculated on a quarterly basis by multiplying 2.0588% (8.2353% annualized) and the Fund’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The above calculations were appropriately adjusted for distributions during the quarter. “Pre-Incentive Compensation Net Investment Income” means, with respect to any period, (a) interest income, dividend income and any other income accrued or earned by the Fund during such period minus (b) operating expenses for that period (including Management Fee, expenses payable under any advisory agreement or sub-administrative agreement, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding Incentive Compensation); provided that Pre-Incentive Compensation Net Investment Income also includes in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero-coupon securities) accrued income that the Fund has not yet received in cash and net interest income, if any, from derivative financial instruments or swaps on a look-through basis as if the Fund owned the reference assets directly (where such net interest income is defined as the difference between (A) the interest income and fees received in respect of the reference assets of the derivative financial instrument or swap and (B) the interest expense or financing charges paid by the Fund to the derivative or swap counterparty); provided further that Pre-Incentive Compensation Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

At June 30, 2026 and December 31, 2025, Income Incentive Fee payable was $2.5 million and $2.5 million, respectively. For the three months ended June 30, 2026 and 2025, the Income Incentive Fee was $2.5 million and $2.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Income Incentive Fee was $4.9 million and $4.7 million, respectively.

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

At June 30, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three and six months ended June 30, 2026 and 2025, there was no Incentive Fee on Capital Gains.

Incentive Compensation Clawback - Through April 30, 2025

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Prior to the Liquidity Event, if the Fund was to wind down its affairs and complete final distributions to Shareholders or in connection with the Liquidity Event, the Adviser was obligated to pay the Fund an amount equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination (the “Clawback Amount”). In connection with the Liquidity Event, the Adviser paid $8.5 million to the Fund to satisfy the Clawback Amount accrued as of the Liquidity Event, and will not be obligated to pay a Clawback Amount for any period after the Liquidity Event. For the three months ended June 30, 2026 and 2025, the change in Clawback Amount was $0.0 million and $(0.7) million, respectively. For the six months ended June 30, 2026 and 2025, the change in Clawback Amount was $0.0 million and $(1.5) million, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund’s General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. At June 30, 2026 and December 31, 2025, the related party administration fee payables were $0.5 million and $0.7 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities. For the three months ended June 30, 2026 and 2025, the Fund incurred approximately $0.5 million and $0.4 million, respectively in related party administration fees. For the six months ended June 30, 2026 and 2025, the Fund incurred approximately $1.1 million and $0.7 million, respectively in related party administration fees.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. At June 30, 2026, the Fund owed less than $0.2 million to an affiliate. At December 31, 2025, the Fund owed less than $0.1 million to an affiliate.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

4.
Investments

Investments consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$1,125,822,773	$1,084,520,044	94.44%	$1,140,266,967	$1,118,355,071	94.48%
Second lien debt	22,454,297	16,768,137	1.46	22,169,530	18,063,272	1.53
Unsecured debt	8,860,532	19,722,672	1.72	14,562,864	21,258,410	1.80
Equities and warrants	29,024,478	15,406,802	1.34	26,436,437	13,170,198	1.11
Real estate properties	14,773,575	10,399,219	0.91	14,783,004	11,386,450	0.96
Trust interest	3,897,072	1,561,627	0.13	3,836,429	1,513,337	0.12
Total	$1,204,832,727	$1,148,378,501	100.00%	$1,222,055,231	$1,183,746,738	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At June 30, 2026, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.6% of the investment portfolio, respectively. At December 31, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.9% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of June 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	June 30, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$—	$—	—%	$20,455,881	$20,553,762	1.74%
Automobiles & Components	27,849,215	26,278,364	2.29	32,722,656	32,701,485	2.76
Building Products	17,622,675	16,076,298	1.40	17,634,472	17,807,884	1.50
Business Services	38,345,573	38,965,762	3.39	37,890,342	38,966,643	3.29
Commercial Services	20,616,653	20,781,549	1.81	22,076,925	22,143,254	1.87
Consumer Apparel	—	—	—	10,633,803	9,277,125	0.78
Consumer Brands	5,350,706	5,178,247	0.45	5,343,239	5,360,510	0.45
Consumer Products	32,988,919	33,115,168	2.88	29,848,701	30,786,361	2.60
Consumer Services	2,309,683	2,918,725	0.25	2,517,165	3,786,460	0.32
E-Commerce	27,147,911	16,899,392	1.47	26,144,295	17,544,724	1.48
Education	11,239,719	9,434,753	0.82	7,461,099	6,131,321	0.52
Energy	17,031,500	17,099,254	1.49	11,278,592	11,172,297	0.94
Environmental Solutions	17,496,293	17,713,667	1.54	15,385,623	15,636,174	1.32
Financial Services	22,040,094	22,037,754	1.92	6,000,000	6,169,541	0.52
Fitness & Leisure	22,045,036	21,902,188	1.91	22,176,678	22,115,748	1.87
Food & Beverage	48,658,492	48,452,913	4.22	52,354,834	52,318,266	4.42
Gaming & Entertainment	50,301,436	50,284,119	4.38	37,304,535	37,844,614	3.20
Healthcare Equipment & Supplies	36,975,345	34,790,827	3.03	38,592,664	37,889,679	3.20
Healthcare Providers & Services	63,706,712	42,629,299	3.71	62,443,201	44,918,240	3.79
Healthcare Technology	17,623,042	18,066,469	1.57	16,480,469	16,559,437	1.40
Industrial Products & Services	91,645,018	93,500,429	8.14	90,192,862	90,946,123	7.68
Industrial Real Estate	14,773,575	10,399,219	0.91	14,783,004	11,386,450	0.96
Insurance & Insurance Services	18,257,923	16,947,083	1.48	21,623,044	21,306,004	1.80
Media: Diversified & Production	8,523,809	8,524,456	0.74	8,552,443	8,602,977	0.73
Multi-Family	20,621,463	5,084,651	0.44	22,052,506	6,932,559	0.59
Oilfield Services	22,656,142	22,678,484	1.97	22,769,307	22,712,556	1.92
Paper & Packaging	36,297,328	35,543,370	3.10	37,254,069	36,861,466	3.11
Pharmaceuticals & Life Sciences	34,502,151	28,362,093	2.47	16,051,824	13,949,451	1.18
Power Generation	26,749,234	28,380,745	2.47	26,626,715	28,436,723	2.40
Professional Services	39,385,736	39,280,452	3.42	43,974,214	44,127,951	3.73
Real Estate Development & Management	27,193,087	27,156,991	2.36	35,510,780	35,777,820	3.02
Software & Services	115,699,860	113,022,306	9.84	139,387,232	139,506,703	11.79
Specialty Chemicals	71,428,365	69,839,235	6.08	34,697,168	34,699,243	2.93
Specialty Retail	37,065,417	47,340,930	4.12	36,986,299	43,438,580	3.67
Staples Retail	12,306,249	12,408,569	1.08	12,727,688	12,843,425	1.08
Technology	86,794,579	84,729,488	7.38	96,143,818	96,386,739	8.14
Technology Hardware & Equipment	18,129,019	18,255,202	1.59	35,972,237	35,788,399	3.02
Telecommunications	14,395,181	14,494,301	1.26	14,364,536	14,383,655	1.22
Transportation & Logistics	25,162,515	28,244,122	2.46	28,823,313	29,482,604	2.49
Utilities	—	—	—	4,980,569	4,980,448	0.42
Other	3,897,072	1,561,627	0.16	3,836,429	1,513,337	0.15
Total	$1,204,832,727	$1,148,378,501	100.00%	$1,222,055,231	$1,183,746,738	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of June 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	June 30, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$—	$—	—%	$2,938,077	$2,963,608	0.25%
Canada	72,832,559	71,753,956	6.25	75,801,904	75,259,992	6.36
Germany	1,370,513	1,358,122	0.12	1,370,513	1,397,278	0.12
Italy	20,201,420	19,739,409	1.72	—	—	—
Luxembourg	9,474,333	19,066,543	1.66	9,336,857	15,895,812	1.34
Netherlands	13,396,663	12,869,199	1.12	13,588,258	13,162,941	1.11
United Kingdom	16,361,621	16,462,742	1.43	17,203,556	17,675,710	1.49
United States of America	1,071,195,618	1,007,128,530	87.70	1,101,816,066	1,057,391,397	89.33
Total	$1,204,832,727	$1,148,378,501	100.00%	$1,222,055,231	$1,183,746,738	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of June 30, 2026:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$196,003,861	$869,596,710	$1,065,600,571
Secured debt	—	15,898,929	19,788,681	35,687,610
Unsecured debt	—	—	19,722,672	19,722,672
Equities and warrants	632,571	—	14,774,231	15,406,802
Trust interest	—	—	1,561,627	1,561,627
Real estate properties	—	—	10,399,219	10,399,219
Total investments	$632,571	$211,902,790	$935,843,140	$1,148,378,501

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$24,950,262	$—	$—	$24,950,262
Total	$24,950,262	$—	$—	$24,950,262

Derivative Assets
Interest rate swaps	$—	$926,199	$—	$926,199
Foreign currency forward contracts	—	11,797	—	11,797
Total	$—	$937,996	$—	$937,996

Derivative Liabilities
Interest rate swaps	$—	$(68,576)	$—	$(68,576)
Foreign currency forward contracts	—	(266,417)	—	(266,417)
Total	$—	$(334,993)	$—	$(334,993)

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of December 31, 2025:

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

The following table includes a roll forward of the amounts for the three months ended June 30, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities and Warrants	Trust Interest	Real Estate Properties	Total
Balance at April 1, 2026	$890,152,822	$19,270,437	$14,968,244	$1,536,837	$10,271,118	$936,199,458
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	2,014,232	4,588	—	—	—	2,018,820
Interest paid-in-kind	949,964	222,957	—	31,132	—	1,204,053
Purchases(2)	87,071,770	—	4,863	—	65,824	87,142,457
Sales, paydowns and resolutions(2)	(78,762,386)	—	—	—	(125,000)	(78,887,386)
Net realized gain/(loss)	173,276	—	—	—	—	173,276
Net change in unrealized appreciation/(depreciation)	(12,214,287)	224,690	(198,876)	(6,342)	187,277	(12,007,538)
Balance at June 30, 2026	$889,385,391	$19,722,672	$14,774,231	$1,561,627	$10,399,219	$935,843,140
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2026	$(10,938,668)	$224,690	$(198,876)	$(6,342)	$187,277	$(10,731,919)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table includes a roll forward of the amounts for the six months ended June 30, 2026 for investments classified within level 3:

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities and Warrants	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2026	$889,298,398	$6,651,946	$11,900,489	$1,513,337	$11,386,450	$920,750,620
Transfer in(1)	—	8,436,924	—	—	—	8,436,924
Transfer out(2)	(18,749,147)	—	—	—	—	(18,749,147)
Accretion/amortization of discounts/premiums	3,928,261	8,889	—	—	—	3,937,150
Interest paid-in-kind	1,711,679	288,779	—	60,643	—	2,061,101
Purchases(3)	142,134,784	—	2,588,041	—	115,571	144,838,396
Sales, paydowns and resolutions(3)	(108,161,759)	—	—	—	(125,000)	(108,286,759)
Net realized gain/(loss)	(3,499,690)	—	—	—	—	(3,499,690)
Net change in unrealized appreciation/(depreciation)	(17,277,135)	4,336,134	285,701	(12,353)	(977,802)	(13,645,455)
Balance at June 30, 2026	$889,385,391	$19,722,672	$14,774,231	$1,561,627	$10,399,219	$935,843,140
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2026	$(20,021,291)	$4,336,134	$285,701	$(12,352)	$(977,802)	$(16,389,610)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Investment was transferred out from level 3 due to changes in observability of valuation inputs.
(3)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the three months ended June 30, 2025 for investments classified within level 3:

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at April 1, 2025	$791,344,437	$6,334,487	$9,242,094	$1,445,347	$11,662,754	$820,029,119
Transfer in(1)	5,526,488	—	—	—	—	5,526,488
Transfer out(2)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	1,873,440	—	—	—	—	1,873,440
Interest paid-in-kind	1,534,143		—	27,263	—	1,561,406
Purchases(3)	36,746,280	—	4,044,695	—	74,837	40,865,812
Sales, paydowns and resolutions(3)	(87,775,906)	—	—	—	—	(87,775,906)
Net realized gain/(loss)	(9,543,694)	—	—	—	—	(9,543,694)
Net change in unrealized appreciation/(depreciation)	(166,910)	—	(863,343)	(5,554)	(1,620,778)	(2,656,585)
Balance at June 30, 2025	$739,538,278	$6,334,487	$12,423,446	$1,467,056	$10,116,813	$769,880,080
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$(4,586,861)	$—	$(863,343)	$(5,554)	$(1,620,778)	$(7,076,536)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
There was no investment transferred out of level 3.
(3)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the six months ended June 30, 2025 for investments classified within level 3:

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2025	$780,905,839	$—	$1,975,126	$1,424,586	$12,808,845	$797,114,396
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	3,699,767	—	—	—	—	3,699,767
Interest paid-in-kind	2,365,367	—	—	53,334	—	2,418,701
Purchases(2)	95,464,438	6,406,376	11,504,264	—	184,402	113,559,480
Sales, paydowns and resolutions(2)	(131,263,963)	—	—	—	—	(131,263,963)
Net realized gain/(loss)	(9,569,645)	—	—	—	—	(9,569,645)
Net change in unrealized appreciation/(depreciation)	(2,063,525)	(71,889)	(1,055,944)	(10,864)	(2,876,434)	(6,078,656)
Balance at June 30, 2025	$739,538,278	$6,334,487	$12,423,446	$1,467,056	$10,116,813	$769,880,080
Change in net unrealized appreciation / (depreciation) on investments held as of June 30, 2025	$(5,928,045)	$(71,889)	$(1,055,944)	$(10,864)	$(2,876,434)	$(9,943,176)
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at June 30, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$746,426,353	Income Approach	Yield	8.5% - 31.4% (11.6%)	Decrease
			Expected Term(2)	0.2 yrs. - 2.2 yrs. (1.0 yrs.)	Decrease
	68,337,509	Recent Transaction	N/A	N/A	Increase
	74,621,529	Market Comparables	Market Multiple	0.2x - 8.2x (5.2.x)	Increase
Unsecured Debt	13,505,034	Market Comparables	Market Multiple	3.5x - 11.0x (6.3x)	Increase
	6,217,638	Income Approach	Yield	15.8%	Decrease
Equities and Warrants	14,774,231	Market Comparables	Market Multiple	2.0x - 12.3x (9.8x)	Increase
Real Estate Property	10,399,219	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	1.4 yrs.	Decrease
Trust Interest	1,561,627	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$935,843,140
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of June 30, 2026.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

6.
Debt

In February 2025, the Board approved reducing the Fund’s asset coverage requirements from 200% to 150% and in April 2025, the Fund’s Shareholders approved the reduction at a special meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of June 30, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund’s senior securities was 215% and 199%, respectively.

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

As of June 30, 2026 and December 31, 2025, $105.5 million and approximately $151.1 million, respectively, of the Revolving Credit Facility was outstanding.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The 2024 CLO consists of the following:

	June 30, 2026
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,529,112	$100,180,000	S+1.72%	5.39%
Class A-1a Notes	115,500,000	115,500,000	114,956,124	115,707,900	S+1.72%	5.39%
Class A-1b Notes	16,500,000	16,500,000	16,422,303	16,467,000	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,924,658	16,027,200	S+1.95%	5.62%
Class B Notes	24,000,000	24,000,000	23,886,987	23,988,000	S+2.10%	5.77%
Class C Notes	32,000,000	32,000,000	31,849,316	32,137,600	S+2.70%	6.37%
Total 2024 CLO	$304,000,000	$304,000,000	$302,568,500	$304,507,700		5.52%

	December 31, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,436,635	$100,020,000	S+1.72%	5.62%
Class A-1a Notes	115,500,000	115,500,000	114,849,313	115,523,100	S+1.72%	5.62%
Class A-1b Notes	16,500,000	16,500,000	16,407,045	16,531,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,909,862	16,046,400	S+1.95%	5.85%
Class B Notes	24,000,000	24,000,000	23,864,792	24,072,000	S+2.10%	6.00%
Class C Notes	32,000,000	32,000,000	31,819,723	32,112,000	S+2.70%	6.60%
Total 2024 CLO	$304,000,000	$304,000,000	$302,287,370	$304,304,850		5.74%
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

In connection with the 2026 Notes, the Fund entered into two interest rate swaps in April and May 2023, respectively, to align the interest rates of its liabilities with the Fund’s investment portfolio which consists of predominately floating rate loans. The notional amount of the interest rate swaps were each $72.5 million, or $145 million in aggregate, with a maturity date of June 30, 2025. In October 2024, the Fund simultaneously closed out these swaps and entered into a succeeding $145 million interest rate swap with a maturity date of November 4, 2026. For all swaps entered into in connection with the 2026 Notes, the Fund received a fixed rate of interest at 4.00% and paid a variable rate of interest based on SOFR (see additional information to the consolidated schedules of investments and Note 7 for more details on these interest rate swaps).

These interest rate swaps were designated as hedging instruments for the 2026 Notes in a fair value hedge, in accordance with hedge accounting. The April and May 2023 interest rate swaps were discontinued as fair value hedges upon their closure. As a result, the Fund’s effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps’ outstanding period. The interest expense related to the 2026 Notes is equally offset by the proceeds received from the interest rate swaps. Income and expenses generated by the hedging swaps are included as a component of total interest expense on the Fund’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by the change in the interest rate component of the fair value of the 2026 Notes, with the remaining difference as a component of total interest expense on the consolidated statements of operations.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the “2055 Promissory Notes”). The Fund pays interest on the principal amount of the 2055 Promissory Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

The following tables present the details of the Fund’s borrowings as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$105,500,000	$105,500,000	$105,500,000	S+1.70%	5.43%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,568,500	304,507,700	Various	5.52%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,811,530	143,912,500	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,258	1,492,500	12.00%	12.00%	4/30/2055
Total	$700,500,000	$556,000,000	$554,247,288	$555,412,700

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$151,100,000	$151,100,000	$151,100,000	S+1.70%	5.37%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,287,370	304,304,850	Various	5.74%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,988,805	142,825,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,047	1,492,625	12.00%	12.00%	4/30/2055
Total	$700,500,000	$601,600,000	$599,743,222	$599,722,475
(1)
Interest rate as of June 30, 2026 and December 31, 2025 was 3-Month SOFR+1.70%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of June 30, 2026 and December 31, 2025 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges. As of June 30, 2026 and December 31, 2025, carrying value of the 2026 Notes includes the change in fair value of effective hedges of $0.1 million and $0.6 million, respectively..

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025.

The components of the Fund’s interest and financing expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$7,388,520	$6,481,474	$15,288,365	$13,159,049
Unfunded fees	140,564	163,158	371,807	338,058
Amortization of deferred financing costs and debt issuance costs	491,492	398,745	973,252	828,071
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	(6,223)	(20,570)	(15,856)	(50,360)
Total interest expense(2)	$8,014,353	$7,022,807	$16,617,568	$14,274,818
Weighted average interest rate(3)	5.63%	6.12%	5.65%	6.32%
Average borrowings	$570,525,000	$460,175,000	$593,285,714	$455,753,563
(1)
Refer to “2026 Notes” for details on designated hedge relationship with the interest rate swaps.
(2)
Interest expense includes the portion of the facility agent fee applicable to the drawn portion of the Revolving Credit Facility and the unfunded fee includes the portion of the facility agent fee applicable to the undrawn portion of the Revolving Credit Facility (see table above for details of the Fund’s borrowings).
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of June 30, 2026 and December 31, 2025, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Average notional value(1)	2026	2025	2026	2025
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	24,589,907	5,811,900	22,435,543	4,401,877
Foreign Currency Forward Contracts(3)	71,780,156	28,216,302	64,129,792	26,535,580
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

The Fund’s net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
June 30, 2026
Interest Rate Swaps, hedge accounting(1)	$562,071	$—	$562,071	$—	$562,071
Interest Rate Swaps, non-hedge accounting(2)	364,128	68,576	295,552	(295,552)	—
Foreign Currency Forward Contracts(3)	11,797	266,417	(254,620)	254,620	—
December 31, 2025
Interest Rate Swaps, hedge accounting(4)	$1,017,060	$—	$1,017,060	$—	$1,017,060
Interest Rate Swaps, non-hedge accounting(5)	127,520	226,331	(98,811)	—	(98,811)
Foreign Currency Forward Contracts(6)	65,048	177,236	(112,188)	112,188	—
(1)
Over collateralization of $1.2 million is excluded from Collateral (Received)/Pledged at June 30, 2026.
(2)
Over collateralization of $(0.7) million is excluded from Collateral (Received)/Pledged at June 30, 2026.
(3)
Over collateralization of $0.6 million is excluded from Collateral (Received)/Pledged at June 30, 2026.
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$1,785,810	$(1,614,978)	$2,363,057	$(2,183,731)
Interest rate swaps	(222,240)	5,057	(193,951)	10,276
Total net realized gain (loss) on derivative contracts	$1,563,570	$(1,609,921)	$2,169,106	$(2,173,455)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$(586,999)	$(546,035)	$(142,432)	$(932,058)
Interest rate swaps	288,852	(51,633)	394,364	(254,656)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$(298,147)	$(597,668)	$251,932	$(1,186,714)

Refer to Note 6 for interest rate swaps designated as hedging instruments associated with the 2026 Notes.

8.
Commitments and Contingencies

From time to time, the Fund may enter into commitments to fund investments. Such commitments are incorporated into the Fund’s assessment of its liquidity position. The Fund’s senior secured revolver commitments are generally available on a borrower’s demand. The Fund’s senior secured delayed draw term loan commitments are generally available on a borrower’s demand and, once drawn, generally have the same remaining term as the associated loan agreement. Undrawn senior secured delayed draw term loan commitments generally have a shorter availability period than the term of the associated loan agreement.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

A summary of the composition of the Fund’s unfunded commitments as of June 30, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	June 30, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$2,242,023	$908,238
Allentown LLC	1st Lien Revolver	706,661	1,054,199
Allium Buyer LLC	1st Lien Revolver	573,673	573,673
Alpine Acquisition Corp II	1st Lien Delayed Draw Term Loan	53,094	—
Alpine Acquisition Corp II	1st Lien Revolver	212,377	—
Arctic Glacier Group Holdings	1st Lien Revolver	—	838,563
Artisan Bidco Inc	1st Lien Revolver	214,598	292,634
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	—	924,210
Coupa Holdings LLC	1st Lien Revolver	235,886	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	13,716,358	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	487,400	526,779
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	167,172	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	1,063,447	510,455
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	451,777	740,145
Gopher Resource LLC	1st Lien Revolver	715,607	559,542
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,161,710	1,161,710
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,908,521	1,355,329
Hammer IntermediateCo LLC	1st Lien Revolver	1,062,137	832,008
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	—	5,045,399
Hootsuite Inc.	1st Lien Revolver	1,251,480	568,854
Industrial Service Solutions WC, Inc.	1st Lien Revolver	1,465,887	—
Inotiv Inc	1st Lien DIP	78,521	—
Inotiv Inc	1st Lien Revolver	—	746,641
KORE Wireless Group Inc	1st Lien Revolver	626,612	626,612
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Delayed Draw Term Loan	1,737,432	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Revolver	1,003,850	—
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	70,645	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	2,408,809
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	1,774,740	3,391,761
Meta Buyer LLC	1st Lien Revolver	1,138,130	1,479,569
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Revolver	14,869	14,872
NetSPI Midco Corporation	1st Lien Revolver	668,122	767,956
NP Gaming Acquisition LLC	1st Lien Revolver	742,723	—
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,209,254	1,209,254
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	—	10,000,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	390,213	390,213
Recorded Books Inc (RB Media)	1st Lien Revolver	987,009	987,009
Resistance Holdings Inc	1st Lien Revolver	1,258,941	—
RKG Newco LLC	1st Lien Revolver	1,133,877	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	1,989,772	2,074,454
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	282,510	363,484
Sintec Media NYC Inc	1st Lien Revolver	256,086	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	367,709	472,634
Smarsh Inc	1st Lien Revolver	100,829	144,941
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	1,601,589	1,601,589
Telestream 2 LLC	1st Lien Revolver	425,843	425,843
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	—	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
USA Debusk LLC	1st Lien Delayed Draw Term Loan	—	2,655,600
USA Debusk LLC	1st Lien Revolver	495,448	614,355
Vantage Specialty Chemicals Inc	1st Lien Revolver	1,255,224	1,731,343
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	366,577	89,078
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	—	363,641
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	479,141	718,711
Total		$56,652,977	$66,905,919

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal has been fully briefed and is currently pending with the Fifth Circuit. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

9.
Net Assets

The Fund is authorized to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. The Fund has entered into subscription agreements with investors, including affiliates of the Adviser, providing for the private placement of the Fund’s common shares (collectively “Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Fund’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors. Drawdown notices will be delivered at least 10 calendar days prior to the date on which contributions will be due and drawdown amounts will generally be made pro rata, in accordance with Capital Commitments of all investors that have unfunded Capital Commitments (limited to the extent of an investor’s unfunded Capital Commitment).

As of June 30, 2026, the Fund had $648.2 million of total commitments, of which $7.5 million was unfunded. Total commitments of $25.9 million represent entities affiliated with the Adviser.

As of December 31, 2025, the Fund had $622.2 million of total commitments, of which $26.5 million was unfunded. Of the unfunded commitments, $25.0 million was not available to be called until January 1, 2026. Total commitments of $25.9 million represent entities affiliated with the Adviser.

Shares issued and outstanding as of June 30, 2026 and December 31, 2025 were 23,456,779 and 21,240,388, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 4% of the Fund as of June 30, 2026 and 4% as of December 31, 2025.

The following table summarizes activity in the number of shares issued during the six months ended June 30, 2026:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	357,654	$10,000,000	$27.96
February 2, 2026	358,038	$10,000,000	$27.93
March 2, 2026	359,066	$10,000,000	$27.85
April 1, 2026	182,017	$5,000,000	$27.47
May 1, 2026	182,749	$5,000,000	$27.36
June 1, 2026	182,815	$5,000,000	$27.35

The following table summarizes activity in the number of shares issued during the six months ended June 30, 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 30, 2025	250	$7,375	$29.50
June 1, 2025	329,496	$9,502,656	$28.84

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the Shareholders of any class or series of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize monthly distributions of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business. The following table summarizes the Fund’s dividends declared for the three and six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 29, 2026	January 31, 2026	February 27, 2026	Regular	$0.24	$5,207,028
February 27, 2026	February 28, 2026	March 30, 2026	Regular	$0.24	$5,315,761
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.24	$5,425,192
April 28, 2026	April 30, 2026	May 28, 2026	Regular	$0.24	$5,492,834
May 26, 2026	May 29, 2026	June 25, 2026	Regular	$0.24	$5,561,045
June 23, 2026	June 30, 2026	July 28, 2026	Regular	$0.24	$5,629,627

The following table summarizes the Fund’s dividends declared for the three and six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.66	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.04	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.66	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.04	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.24	$4,428,894

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the six months ended June 30, 2026. There were no common shares issued to shareholders through the Fund’s distribution reinvestment plan for the six months ended June 30, 2025.

Declared Date	Record Date	Payment Date	Shares Issued
December 27, 2025	December 31, 2025	January 2, 2026	97,906
January 29, 2026	January 31, 2026	February 2, 2026	95,020
February 27, 2026	February 28, 2026	March 2, 2026	96,894
March 25, 2026	March 31, 2026	April 1, 2026	99,826
April 28, 2026	April 30, 2026	May 1, 2026	101,463
May 26, 2026	May 29, 2026	June 1, 2026	102,942

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

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

There have been no repurchases under the share repurchase program.

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Six Months Ended June 30,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.96	$29.53
Net investment income	1.54	1.63
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(0.88)	(0.70)
Total from operations	0.66	0.93
Dividends declared from net investment income	(1.44)	(1.64)
Total increase (decrease) in net assets	(0.79)	(0.71)
Net asset value, end of period	$27.17	$28.82
Shares outstanding, end of period	23,456,779	18,783,471
Total Return, based on net asset value(2)(6)	2.38%	3.21%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.41%	5.30%
Other operating expenses(7)(9)	2.33%	2.23%
Incentive fee, net of clawback(6)	0.79%	0.59%
Total expenses(9)	8.53%	8.12%
Net investment income(3)(9)	12.07%	11.82%
Net assets, end of period	$637,371,053	$541,258,197
Portfolio turnover rate(4)	14.66%	16.49%
Weighted-average debt outstanding	$593,285,714	$455,753,563
Weighted-average interest rate on debt(8)	5.65%	6.32%
Weighted-average shares outstanding	22,457,845	18,500,904

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
(8)
Annualized.
(9)
Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended June 30, 2026, was 2.59%, 8.79%, and 11.81%, respectively. Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended June 30, 2025, was 2.32%, 8.21%, and 11.74%.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

On July 23, 2026, the Board declared a dividend of $0.24 per share, payable on or before August 31, 2026, for Shareholders of record on July 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) contain forward-looking statements that involve risks and uncertainties, which relate to future events or the future performance or financial condition of Silver Point Specialty Lending Fund (the “Fund,” “we,” “us,” or “our”). Our actual results could differ materially from those anticipated by such forward-looking information including statements concerning:

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of June 30, 2026, the portfolio median EBITDA for our portfolio companies was approximately $111.4 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through June 30, 2026, we have invested approximately $4.4 billion in 314 portfolio companies, excluding any subsequent exits or repayments. As of June 30, 2026, the fair value of our portfolio was invested approximately 94.4% in first lien secured debt, 1.5% in second lien debt, 1.7% in unsecured debt, 1.3% in equity investments and 1.1% in other investments.

Relationship with our Adviser

Silver Point Specialty Credit Fund Management, LLC (the “Adviser”), a Delaware limited liability company and wholly owned subsidiary of Silver Point Capital, L.P. (“Silver Point”), serves as our investment adviser and administrator (see Note 3 to the consolidated financial statements for more details). Subject to the supervision of our Board of Trustees, our Adviser manages our day-to-day operations and provides us with investment advisory and management services. Our Adviser is responsible for sourcing, researching and structuring potential investments, monitoring portfolio companies, and providing operating and managerial assistance to us and to our portfolio companies as required. We believe our Adviser will be able to leverage Silver Point’s existing relationships across advisors, intermediaries, investment banks, financial sponsors, broker-dealers, lawyers, and investors to source attractive investment opportunities.

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $50.8 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of June 30, 2026, the fair value of the Fund’s total assets was comprised of approximately 74.8% of “qualifying assets.”

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

Portfolio and Investment Activity

As of June 30, 2026 and December 31, 2025, we had investments in 103 and 109 portfolio companies, respectively, with an aggregate fair value of $1,148.4 million and $1,183.7 million, respectively. As of June 30, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $11.1 million and $10.9 million based on fair value, respectively.

The table below summarizes our investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$1,125.8	$1,084.5	94.4%	$1,140.3	$1,118.4	94.5%
Second-lien debt	22.5	16.8	1.5%	22.2	18.1	1.5%
Unsecured debt	8.9	19.7	1.7%	14.6	21.3	1.8%
Equities and warrants	29.0	15.4	1.3%	26.4	13.2	1.1%
Other investments	18.6	12.0	1.1%	18.6	12.7	1.1%
Total	$1,204.8	$1,148.4	100.0%	$1,222.1	$1,183.7	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$1,145.5	95.1%	$1,121.6	97.7%	$1,172.9	96.0%	$1,160.3	98.0%
Non-accrual(1)	59.3	4.9%	26.8	2.3%	49.2	4.0%	23.4	2.0%
Total	$1,204.8	100.0%	$1,148.4	100.0%	$1,222.1	100.0%	$1,183.7	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended June 30, 2026, we funded an aggregate principal amount of $103.0 million. We funded $85.0 million in 7 new portfolio companies and $18.0 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 5.6 years. For the same period, we received $(102.8) million of aggregate repayments, paydowns and sales.

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

Our investment activity for the three months ended June 30, 2026 and 2025 is presented below:

	For the Three Months Ended June 30,
($ in millions)	2026	2025
Investment funded:
New purchases	$85.0	$114.7
Follow-ons	18.0	19.5
Total	$103.0	$134.2
Investments funded(1):
First-lien debt	$101.2	$130.1
Second-lien debt	1.7	—
Unsecured debt	—	—
Equities and warrants	0.1	4.0
Other investments	—	0.1
Total	$103.0	$134.2
Investments sold or repaid(1):
First-lien debt	$(94.7)	$(96.2)
Second-lien debt	(1.7)	—
Unsecured debt	(6.3)	—
Equities and warrants	—	—
Other investments	(0.1)	—
Total	$(102.8)	$(96.2)
Number of new investment commitments in new portfolio companies	7	16
Average new investment fundings in new portfolio companies	$12.1	$7.2
Weighted average term (years) for new investments in new portfolio companies	5.6	4.9
Percentage of new floating rate debt investments at fair value	76.4%	88.5%
Percentage of new fixed rate debt investments at fair value	23.6%	11.5%
Weighted average yield of new investments at fair value(2)	10.5%	8.2%

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

The weighted average yields and interest rates of our debt investments at fair value, as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average yield of portfolio	10.4%	9.6%
Weighted average yield of performing debt investments	10.9%	9.9%
Weighted average interest rate of performing debt investments	9.8%	9.7%
Weighted average spread over SOFR of floating rate performing investments	5.9%	5.9%

Results of Operations

For the three and six months ended June 30, 2026 and 2025

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$31.7	$26.5	$63.3	$53.7
Less: Net expenses	14.1	11.9	28.7	23.5
Net investment income	17.6	14.6	34.6	30.2
Net realized gain (loss)	1.9	(11.0)	(2.0)	$(13.2)
Net change in unrealized appreciation (depreciation)	(9.7)	3.3	(17.9)	$0.1
Net increase (decrease) in net assets resulting from operations	$9.8	$6.9	$14.7	$17.1

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income, excluding PIK interest	$30.2	$24.8	$60.0	$50.7
PIK interest income	1.4	1.7	2.5	3.0
Dividend income	0.1	—	0.1	—
Other income	0.0	—	0.7	0.0
Total investment income	$31.7	$26.5	$63.3	$53.7

Our average investment portfolio size based on fair value was $1,150.9 million and $909.5 million for the three months ended June 30, 2026 and 2025, respectively. Our average investment portfolio size based on fair value was $1,161.8 million and $903.3 million for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, total investment income of $31.7 million increased by approximately $5.2 million compared to $26.5 million for the three months ended June 30, 2025, primarily due to an increase in interest income (excluding PIK) of $5.4 million. The increase in interest income (excluding PIK) was primarily due to the increase in the average size of our portfolio.

For the six months ended June 30, 2026, total investment income of $63.3 million increased by approximately $9.6 million compared to $53.7 million for the six months ended June 30, 2025, primarily due to a increase in interest income (excluding PIK) of $9.3 million. The increase in interest income (excluding PIK) was primarily due to the increase in the average size of our portfolio.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest and financing expenses	$8.0	$7.0	$16.6	14.3
Management fee (net of waiver)	1.6	1.3	3.1	2.3
Income incentive fee	2.5	2.1	4.9	4.7
Incentive compensation clawback	—	(0.7)	—	(1.5)
Professional fees	0.7	1.1	1.4	1.7
Administration fees	0.6	0.5	1.4	1.0
Trustee fees	0.1	0.1	0.1	0.2
Other general and administrative expenses	0.6	0.5	1.2	0.8
Net expenses	$14.1	$11.9	$28.7	$23.5

For the three months ended June 30, 2026, total expenses of $14.1 million increased by approximately $2.2 million compared to $11.9 million for the three months ended June 30, 2025. Interest and financing expenses for the three months ended June 30, 2026 increased $1.0 million over the same period in prior year, primarily due to the increase in average principal amount of our outstanding debt, which was partially offset by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 49 basis points. Additionally, for the three months ended June 30, 2026, Management fee (net of waiver) increased by approximately $0.3 million and Income Incentive Fee increased by approximately $0.4 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

For the six months ended June 30, 2026, total expenses of $28.7 million increased by approximately $5.2 compared to $23.5 million for the six months ended June 30, 2025. Interest and financing expenses for the six months ended June 30, 2026 increased by $2.3 million over prior period, primarily due to the increase in average principal amount of our outstanding debt, which was partially offset by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 67 basis points. Additionally, for the six months ended June 30, 2026, Management fee (net of waiver) increased by approximately $0.8 million and Income Incentive Fee increased by approximately $0.2 million, primarily as a result of the new advisory agreement that became effective May 1, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net realized gain (loss):
Investments	$0.4	$(9.5)	$(4.1)	$(11.2)
Foreign currency (“FX”) transactions and FX forward contracts	1.7	(1.5)	2.3	(2.0)
Interest rate swaps	(0.2)	—	(0.2)	0.0
Total net realized gain (loss)	1.9	(11.0)	$(2.0)	$(13.2)
Net change in unrealized appreciation (depreciation):
Investments	(9.7)	3.9	$(18.1)	$1.2
Translation in FX and FX forward contracts	(0.4)	(0.5)	(0.1)	(0.9)
Interest rate swaps	0.3	(0.1)	0.4	(0.2)
Total net change in unrealized appreciation (depreciation)	$(9.8)	$3.3	$(17.8)	$0.1

Net Realized Gain (Loss)

For the three months ended June 30, 2026 and 2025, net realized gain (loss) on investments was $0.4 million and $(9.5), respectively. For the three months ended June 30, 2026, there was no realized gains or losses greater than $1.0 million. For the three months ended June 30, 2025, net realized gain (loss) on investments was primarily driven by two portfolio companies with respective losses greater than $(1.0) million.

For the six months ended June 30, 2026 and 2025, net realized gain (loss) on investments was $(4.1) million and $(11.2), respectively. For the six months ended June 30, 2026, the net realized gain (loss) was primarily driven by one portfolio company with respective losses greater than ($1.0) million. For the six months ended June 30, 2025, the net realized gain (loss) was primarily driven by three portfolio companies with respective losses greater than ($1.0) million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the previously recorded unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended June 30, 2026, net change in unrealized appreciation (depreciation) on investments was $(9.7) million, primarily driven by modest spread widening in the market. We had gross unrealized appreciation of $7.2 million, primarily driven by two portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(16.9) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three months ended June 30, 2025, net change in unrealized appreciation (depreciation) on investments was $3.9 million. We had gross unrealized appreciation of $16.1 million, primarily driven by five portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(12.2) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million.

For the six months ended June 30, 2026, net change in unrealized appreciation (depreciation) on investments was $(18.1) million, primarily driven by general spread widening in the market. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $11.8 million, primarily driven by three portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(29.9) million, primarily driven by nine portfolio companies with respective unrealized depreciation above $(1.0) million.

For the six months ended June 30, 2025, net change in unrealized appreciation (depreciation) on investments was $1.2 million. We had gross unrealized appreciation of $20.6 million, primarily driven by six portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(19.3) million, primarily driven by five portfolio companies with respective unrealized depreciation above $(1.0) million.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 215% and 199%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of June 30, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $56.7 million and $66.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of June 30, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had approximately $144.5 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of June 30, 2026, we had $54.5 million in cash and cash equivalents, restricted cash and cash equivalents, and foreign cash held at banks. During the six months ended June 30, 2026, cash provided by operating activities was $40.3 million, primarily driven by payments for the purchase of investments of $(170.4) million offset by proceeds from sales, paydowns and resolutions of investments of $191.0 million, other operating activity of $20.1 million, net change in unsettled transactions of $(11.1) million and an increase in net assets resulting from operations of $14.7 million. Lastly, cash used in financing activities was $(19.8) million, primarily due to net proceeds from debt borrowings and principal repayments of $(45.6) million and new issuance of common shares of $45.0 million offset by dividends paid of $(15.9) million.

Contractual Obligations

As of June 30, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	145.0	—	—	—
2055 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	105.5	—	—	105.5	—
Total Contractual Obligations	$556.0	$145.0	$—	$105.5	$305.5

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

	June 30, 2026
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	5.39%
Class A-1a Notes	115.5	115.5	S+1.72%	5.39%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	5.62%
Class B Notes	24.0	24.0	S+2.10%	5.77%
Class C Notes	32.0	32.0	S+2.70%	6.37%
Total 2024 CLO	$304.0	$304.0		5.52%

2026 Notes

On November 4, 2021, the Fund placed $145 million aggregate principal amount of notes that mature on November 4, 2026 (the “2026 Notes”). The 2026 Notes were issued in two tranches, with $100 million of tranche A notes funded on November 4, 2021 and $45 million of tranche B notes funded on January 21, 2022. The 2026 Notes bear interest at a rate of 4.00% per year, payable semi-annually on November 4 and May 4, of each year, commencing on May 4, 2022. The 2026 Notes are governed by a purchase agreement, dated November 4, 2021, by and among the Fund and the purchasers. In connection with the 2026 Notes, the Fund entered into interest rate swaps and applied hedge accounting for the designated hedge relationship between the 2026 Notes and the swaps. As a result of these swaps, the Fund’s effective interest rate on the 2026 Notes is SOFR plus 13 basis points during the swaps’ outstanding period (see Note 6 to the consolidated financial statements for more details).

Revolving Credit Facility

On October 17, 2017 and amended on April 14, 2023, Specialty Credit Facility, LLC, a wholly-owned subsidiary of the Fund, entered into a secured revolving credit facility (the “Revolving Credit Facility”) with Deutsche Bank AG, as facility agent (the “Facility Agent”) and U.S. Bank National Association as collateral agent (the “Collateral Agent”).

As of June 30, 2026, the commitment under the Revolving Credit Facility was $250 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

2055 Promissory Notes

On April 30, 2025, the Fund issued $1.5 million in aggregate principal of promissory notes (the “2055 Promissory Notes”). The Fund pays interest on the principal amount of the 2055 Promissory Notes at a rate of 12% per annum, payable annually in arrears. The 2055 Promissory Notes mature on April 30, 2055 and may be prepaid by the Fund at any time, in whole or in part, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within twenty-four months after the issue date of the 2055 Promissory Notes, the Fund will pay a one-time premium.

Unfunded Capital Commitments

We began accepting subscription agreements with investors, providing for the private placement of the Fund’s common shares (collectively “Capital Commitments”). Under the terms of the Capital Commitments, investors are required to fund capital contributions to purchase the Fund’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time a drawdown notice is delivered to investors.

As of June 30, 2026, the Fund had $7.5 million of unfunded capital commitments (see Note 9 to the consolidated financial statements for more details).

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

As of June 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	June 30, 2026	December 31, 2025
First Lien Secured Debt	$56.4	$66.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$56.7	$66.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement and the sub-administration agreement (see Note 3 to the consolidated financial statements). Payments under the Advisory Agreement are equal to (1) a percentage of the Fund’s net assets on the last day of each calendar quarter, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

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

Recent Developments

On July 23, 2026, the Board declared a dividend of $0.24 per share, payable on or before August 31, 2026, for Shareholders of record on July 31, 2026.

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

As of June 30, 2026, approximately 93.6% of our total debt investments at fair value (or 93.4% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 96.0% of our performing debt investments based on fair value were effectively floating rate investments as of June 30, 2026. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	June 30, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$33.6	$(16.1)	$17.5
Up 200 basis points	22.4	(10.8)	11.6
Up 100 basis points	11.2	(5.4)	5.8
Up 50 basis points	5.6	(2.7)	2.9
Down 50 basis points	(5.4)	2.7	(2.7)
Down 100 basis points	(10.7)	5.4	(5.3)
Down 200 basis points	(20.6)	10.8	(9.8)
Down 300 basis points	(28.1)	16.1	(12.0)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal has been fully briefed and is currently pending with the Fifth Circuit. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and contained in “Item 1A. Risk Factors” in our most recent annual report on Form 10-K, filed with the SEC on March 18, 2026 (our “Form 10-K”), each of which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended June 30, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1(a)	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8K filed on May 6, 2025).
3.1(b)

Certificate of of Amendment to Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8-K (File No. 000-5633) filed on January 2, 2026).

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

Silver Point Specialty Lending Fund

Date: August 6, 2026	By:	/s/ Anthony DiNello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)