Form 10-Q
period 2026-09-30
Silver Point Specialty Lending Fund
filed 2026-11-06
CIK 1646614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 23,885,536 common shares of beneficial interest, $0.001 par value per share, outstanding. Common shares outstanding excludes shares issued pursuant to the registrant's dividend reinvestment plan as of October 31, 2026 since the issuance price is not yet finalized at this time.

Silver Point Specialty Lending Fund

PART I— CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Silver Point Specialty Lending Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (amortized cost of $1,138,411,250 and $1,157,779,432, respectively)	$1,096,390,452	$1,133,651,175
Non-controlled, affiliated investments (amortized cost of $39,635,723 and $23,603,860, respectively)	51,115,296	30,263,217
Controlled investments (amortized cost of $35,988,496 and $40,671,939, respectively)	13,187,231	19,832,346
Total investments, at fair value (amortized cost of $1,214,035,469 and $1,222,055,231, respectively)	1,160,692,979	1,183,746,738
Cash and cash equivalents (cash equivalents of $12,434,159 and $11,056,883, respectively)	16,255,600	14,006,888
Restricted cash and cash equivalents (restricted cash equivalents of $25,549,979 and $12,954,969, respectively)	29,138,160	17,888,102
Foreign cash held at banks (cost of $1,279,014 and $2,165,557, respectively)	1,279,014	2,163,174
Receivable for unsettled transactions	1,804,851	5,351,693
Interest receivable	10,909,211	8,223,819
Foreign currency forward contracts, at fair value	961,348	65,048
Interest rate swaps, at fair value	1,595,422	1,144,580
Due from broker	1,906,248	1,773,780
Deferred financing costs	1,278,044	1,785,354
Other assets	10,265,100	313,017
Total assets	$1,236,085,977	$1,236,462,193

Liabilities
Debt (Note 6) (net of unamortized debt issuance costs of $1,480,776 and $2,448,150, respectively)	$558,394,058	$599,743,222
Payable for unsettled transactions	17,193,445	21,204,629
Interest payable	6,669,718	5,352,673
Management fees payable to an affiliate (Note 3)	1,622,621	1,506,894
Income incentive fee payable to an affiliate (Note 3)	2,625,477	2,501,126
Interest rate swaps, at fair value	13,277	226,331
Foreign currency forward contracts, at fair value	2,511	177,236
Dividend payable	5,706,332	5,310,097
Other liabilities	1,785,228	4,734,054
Accrued expenses	2,564,186	1,870,812
Total liabilities	596,576,853	642,627,074

Commitments and contingencies (Note 8)

Net assets
Common shares $0.001 par value, unlimited shares authorized; 23,776,383 and 21,240,388 shares issued and outstanding, respectively	23,776	21,240
Paid-in-capital in excess of par	724,559,915	654,483,442
Distributable earnings (losses)	(85,074,567)	(60,669,563)
Total net assets	639,509,124	593,835,119
Total liabilities and net assets	$1,236,085,977	$1,236,462,193
Net asset value per share	$26.90	$27.96

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Non-controlled/non-affiliated investments:
Interest income (excluding payment-in-kind (“PIK”) interest)	$30,638,985	$25,434,795	$90,419,991	$75,443,660
PIK interest income	1,009,378	749,981	2,721,057	3,260,987
Dividend income	48,099	—	128,264	—
Other income	92,759	18,959	776,669	49,053
Non-controlled/affiliated investments:
Interest income (excluding PIK interest)	97,979	139,255	169,735	424,044
PIK interest income	497,470	371,402	1,183,086	851,959
Controlled investments:
Interest income (excluding PIK interest)	87,100	122,783	273,094	443,636
PIK interest income	32,924	27,628	93,567	80,962
Total investment income	32,504,694	26,864,803	95,765,463	80,554,301

Expenses:
Interest and financing expenses	7,983,529	7,726,432	24,601,097	22,001,250
Management fee (Note 3)	2,028,276	1,721,287	5,953,449	4,217,662
Income incentive fee (Note 3)	2,625,477	2,030,684	7,529,540	6,750,047
Incentive compensation clawback (Note 3)	—	—	—	(1,522,386)
Professional fees	704,264	519,464	2,121,923	2,186,622
Administration fees	635,648	543,696	2,007,693	1,497,260
Trustee fees	65,625	87,500	196,875	262,500
Other general and administrative expenses	373,676	388,175	1,469,648	1,335,044
Total expenses	14,416,495	13,017,238	43,880,225	36,727,999
Management fee waiver (Note 3)	(405,655)	(344,258)	(1,190,690)	(568,954)
Net expenses	14,010,840	12,672,980	42,689,535	36,159,045
Net investment income	18,493,854	14,191,823	53,075,928	44,395,256

Net gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(12,532,174)	121,626	(16,660,558)	(11,328,621)
Non-controlled/affiliated investments	—	(38,676)	—	175,063
Foreign currency transactions	(85,217)	(97,849)	(165,442)	75,770
Foreign currency forward contracts	(500,058)	(163,707)	1,862,999	(2,347,438)
Interest rate swaps	(84,444)	4,941	(278,395)	15,217
Total net realized gain (loss)	(13,201,893)	(173,665)	(15,241,396)	(13,410,009)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	3,499,945	(795,032)	(17,892,541)	947,663
Non-controlled/affiliated investments	166,443	(268,761)	4,820,216	2,623,234
Controlled investments	(554,652)	140,779	(1,961,672)	(3,253,405)
Translation of assets and liabilities in foreign currencies	71,936	(24,555)	166,273	53,846
Foreign currency forward contracts	1,213,457	837,661	1,071,025	(94,397)
Interest rate swaps	835,994	17,897	1,230,358	(236,759)
Total net change in unrealized appreciation (depreciation)	5,233,123	(92,011)	(12,566,341)	40,182
Net gain (loss)	(7,968,770)	(265,676)	(27,807,737)	(13,369,827)
Net increase (decrease) in net assets resulting from operations	$10,525,084	$13,926,147	$25,268,191	$31,025,429
Net investment income per share (Basic and Dilutive)	$0.78	$0.75	$2.33	$2.39
Earnings per share (Basic and Dilutive)	$0.45	$0.74	$1.11	$1.67
Weighted average shares outstanding	23,615,974	18,844,679	22,821,203	18,610,157

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2025:	21,240,388	$21,240	$654,483,442	$(60,669,563)	$593,835,119
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	16,942,662	16,942,662
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(3,985,169)	(3,985,169)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(7,975,779)	(7,975,779)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	1,074,758	1,075	29,998,925	—	30,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	289,820	290	8,089,564	—	8,089,854
Dividends declared from distributable earnings	—	—	—	(15,947,981)	(15,947,981)
Balance at March 31, 2026:	22,604,966	$22,605	$692,571,931	$(71,635,830)	$620,958,706
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	17,639,412	17,639,412
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	1,945,666	1,945,666
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(9,823,685)	(9,823,685)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	547,581	548	14,999,452	—	15,000,000
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	304,232	304	8,334,156	—	8,334,460
Dividends declared from distributable earnings	—	—	—	(16,683,506)	(16,683,506)
Balance at June 30, 2026:	23,456,779	$23,457	$715,905,539	$(78,557,943)	$637,371,053
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	18,493,854	18,493,854
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(13,201,893)	(13,201,893)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	5,233,123	5,233,123
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	319,604	319	8,654,376	—	8,654,695
Dividends declared from distributable earnings	—	—	—	(17,041,708)	(17,041,708)
Balance at September 30, 2026:	23,776,383	$23,776	$724,559,915	$(85,074,567)	$639,509,124

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Paid-in-Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at December 31, 2024:	18,453,726	$18,454	$553,593,317	$(8,698,777)	$544,912,994
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	15,642,045	15,642,045
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(2,262,938)	(2,262,938)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(3,151,907)	(3,151,907)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(12,917,608)	(12,917,608)
Balance at March 31, 2025:	18,453,726	$18,454	$553,593,317	$(11,389,185)	$542,222,586
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,561,388	14,561,388
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(10,973,406)	(10,973,406)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	3,284,100	3,284,100
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	329,746	330	9,509,701	—	9,510,031
Dividends to shareholders:
Shares issued in connection with dividend reinvestment plan	—	—	—	—	—
Dividends declared from distributable earnings	—	—	—	(17,346,502)	(17,346,502)
Balance at June 30, 2025:	18,783,472	$18,784	$563,103,018	$(21,863,605)	$541,258,197
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	14,191,823	14,191,823
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(173,665)	(173,665)
Net change in unrealized gains (losses) on investments and foreign currency translation	—	—	—	(92,011)	(92,011)
Increase (decrease) in net assets resulting from capital share transactions:
Issuance of common shares	—	—	—	—	—
Dividends to shareholders:					—
Shares issued in connection with dividend reinvestment plan	244,829	245	7,085,116	—	7,085,361
Dividends declared from distributable earnings	—	—	—	(23,101,906)	(23,101,906)
Balance at September 30, 2025:	19,028,301	$19,029	$570,188,134	$(31,039,364)	$539,167,799

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,268,191	$31,025,429
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities
Net amortization/accretion of premium/discount on investments	(7,902,188)	(5,209,181)
Amortization of deferred financing costs and debt issuance costs	1,474,685	1,242,291
Payments for purchase of investments	(261,458,342)	(385,645,607)
Proceeds from sales, paydowns and resolutions of investments	264,710,709	183,936,349
Interest paid-in-kind	(3,997,710)	(4,193,908)
Net realized (gain) loss from investments	16,660,558	11,153,558
Net change in unrealized (appreciation) depreciation from investments	15,033,997	(317,492)
Net change in unrealized (appreciation) depreciation from foreign currency forward contracts	(1,071,025)	94,397
Net change in unrealized (appreciation) depreciation from interest rate swaps	(1,230,358)	236,759
Net change in unrealized (appreciation) depreciation on effectively hedged interest rate swaps and debt	(5,744)	(40,928)
Net (increase) decrease in operating assets and increase (decrease) in operating liabilities
Receivable for unsettled transactions	3,546,842	6,975,301
Interest receivable	(2,678,657)	309,382
Incentive compensation clawback	—	7,025,114
Due from broker	(132,468)	190,050
Other assets	(9,952,083)	(8,766,694)
Due to broker	—	(1,920,000)
Payable for unsettled transactions	(4,011,184)	34,475,781
Interest payable	1,317,045	428,400
Management fees payable to an affiliate	115,727	347,359
Income incentive fee payable to an affiliate	124,351	(824,106)
Interest rate swaps accrual, net	(44,333)	(56,576)
Other liabilities	395,041	(113,127)
Accrued expenses	694,105	18,010
Net cash provided by (used in) operating activities	36,857,159	(129,629,439)
Cash flows from financing activities
Proceeds from debt borrowings	141,900,000	152,792,625
Principal debt payments	(183,600,000)	(65,374,938)
Payment of deferred financing costs and debt issuance costs	—	(1,357,103)
Issuance of common shares	45,000,000	9,510,031
Dividends paid in cash	(24,198,682)	(31,819,146)
Payments of other liabilities	(3,343,867)	—
Net cash provided by (used in) financing activities	(24,242,549)	63,751,469
Net increase (decrease)	12,614,610	(65,877,970)

Beginning of period balance(1)	34,058,164	99,176,269
End of period balance(1) (Note 2)	$46,672,774	$33,298,299
(1) Including cash and cash equivalents, restricted cash and cash equivalents and foreign cash held at banks

Supplemental cash flow information
Cash paid during the period for interest	$21,859,444	$20,428,063
Reinvestment of dividends during the period	$25,079,009	$7,085,361
Dividends payable	$5,706,332	$14,461,509

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments
1st Lien/Secured Loans
United States of America
Accela Inc/US⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.65%	9/1/2023	9/2/2030	$11,324,143	$11,196,894	$11,273,705	1.76%
Accela Inc/US⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.75%, 0.75% Floor	8.65	4/11/2025	9/2/2030	1,341,923	1,331,957	1,335,946	0.21
Accela Inc/US⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	9/1/2023	9/2/2030	2,242,023	(15,884)	(15,926)	(0.00)
Accurate Background LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+6.26%, 1.00% Floor	10.34	10/18/2021	3/26/2029	18,993,788	18,179,685	18,730,525	2.93
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+3.38%, 0.50% Floor	7.39	9/24/2026	12/23/2027	2,362,716	2,250,487	2,222,442	0.35
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+5.75%	9.65	9/24/2026	12/23/2027	7,819,306	7,457,663	7,379,470	1.15
ADMI Corp (aka Aspen Dental)	1st Lien Term Loan	Healthcare Providers & Services	S+3.75%, 0.50% Floor	7.77	9/28/2026	12/23/2027	1,565,879	1,495,415	1,474,542	0.23
Allentown LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.91	4/22/2022	4/22/2027	11,591,022	11,534,010	11,188,234	1.75
Allentown LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Equipment & Supplies	S+7.15%, 1.00% Floor (1.00% PIK)	10.91	4/22/2022	4/22/2027	1,728,258	1,735,460	1,668,201	0.26
Allentown LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Healthcare Equipment & Supplies	P+6.00%, 1.00% Floor (0.50% on unfunded) (1.00% PIK)	13.00	4/22/2022	4/22/2027	1,174,971	462,987	427,480	0.07
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.25%, 1.00% Floor	9.15	1/14/2026	1/14/2031	707,745	707,745	572,854	0.09
Alpine Acquisition Corp II⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+5.00%, 1.00% Floor	8.90	1/14/2026	1/14/2031	530,233	530,233	481,624	0.08
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	53,094	(456)	(1,369)	(0.00)
Alpine Acquisition Corp II⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Transportation & Logistics	S+4.75%, 1.00% Floor (0.50% on unfunded)	0.50	1/14/2026	1/14/2031	212,377	(9,107)	(5,587)	(0.00)
Amerijet Holdings Inc⁽⁷⁾	1st Lien Term Loan	Transportation & Logistics	11.50% (12.00% PIK)	11.50	12/19/2023	6/30/2027	7,333,027	7,327,060	8,174,125	1.28
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Transportation & Logistics	S+7.26%, 1.00% Floor	11.08	12/28/2021	6/30/2027	12,775,842	12,698,577	11,921,139	1.86
Amerijet Holdings Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Revolver	Transportation & Logistics	S+7.26%, 1.00% Floor (0.50% on unfunded)	11.08	12/28/2021	6/30/2027	2,536,322	2,526,026	2,364,106	0.37
Aprimo Inc⁽⁷⁾⁽⁸⁾⁽¹⁵⁾	1st Lien Term Loan	Software & Services	S+6.19%, 0.75% Floor	10.09	5/26/2022	5/26/2028	2,149,832	2,136,428	2,127,756	0.33
Artisan Bidco Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+7.00%, 1.00% Floor	10.74	11/7/2023	11/7/2029	4,080,261	4,010,526	4,032,010	0.63
Artisan Bidco Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	E+7.00%, 1.00% Floor	9.31	11/7/2023	11/7/2029	€6,975,535	7,369,886	7,808,122	1.22
Artisan Bidco Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.73	11/7/2023	11/7/2029	1,170,535	1,035,331	1,038,902	0.16
Atlas Sand Co LLC⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	9.51%	9.51	3/5/2025	3/1/2032	5,784,787	5,739,028	5,726,940	0.90
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.90	3/19/2024	3/19/2031	2,108,913	2,085,302	2,024,952	0.32
Azurite Intermediate Holdings Inc⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+6.00%, 0.75% Floor	9.90	3/19/2024	3/19/2031	4,792,983	4,743,609	4,602,631	0.72
Azurite Intermediate Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.00%, 0.75% Floor (0.50% on unfunded)	0.50	3/19/2024	3/19/2031	770,731	(7,373)	(31,141)	(0.00)
BayMark Health Services Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+6.50%, 2.00% Floor	10.40	9/30/2026	2/28/2031	5,193,489	5,041,063	5,116,626	0.80
BayMark Health Services Inc⁽⁷⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.00%, 2.00% Floor	8.90	9/30/2026	9/30/2030	363,861	348,461	358,585	0.06
BEL USA LLC⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.82	12/13/2018	6/2/2026	8,821,421	8,719,947	838,463	0.13
BEL USA LLC⁽⁷⁾	1st Lien Term Loan	E-Commerce	S+9.15%, 2.50% Floor	12.82	1/13/2026	6/2/2026	223,491	223,491	222,277	0.03

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Bending Spoons US Inc⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+5.63%, 1.00% Floor	9.39%	2/19/2025	3/7/2031	$14,824,181	$14,581,196	$14,805,652	2.32%
ChemCat AcquisitionCo LLC (Ketjen)⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+4.75%	8.82	6/30/2026	3/2/2033	6,463,557	6,210,511	6,437,315	1.01
Circle Graphics Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	E-Commerce	S+3.25%, 4.00% Floor	7.27	6/30/2025	3/31/2029	10,602,410	10,241,389	9,484,157	1.48
Circle Graphics Inc⁽⁷⁾⁽¹⁶⁾	1st Lien Term Loan	E-Commerce	S+3.75%, 4.00% Floor (S+3.75% PIK)	7.77	6/30/2025	3/31/2029	10,711,823	8,340,100	5,935,957	0.93
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.32	10/10/2023	10/10/2030	3,424,661	3,369,545	3,378,693	0.53
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁷⁾	1st Lien Delayed Draw Term Loan	Healthcare Technology	S+4.50%, 0.75% Floor	8.32	1/22/2026	10/10/2030	16,630	16,487	16,406	0.00
Contractual Buyer, LLC (dba Kodiak Solutions)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Healthcare Technology	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	10/10/2023	10/10/2029	401,425	(5,769)	(4,731)	(0.00)
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.07	2/27/2023	2/27/2030	10,118,253	9,972,876	9,850,059	1.54
Coupa Holdings LLC⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.25%, 0.75% Floor	9.07	2/27/2023	2/27/2030	921,900	907,301	897,464	0.14
Coupa Holdings LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.07	2/27/2023	2/27/2029	707,659	464,670	457,673	0.07
CP Atlas Buyer Inc (American Bath)⁽⁸⁾	1st Lien Term Loan	Building Products	S+5.25%	9.15	7/1/2025	7/8/2030	18,315,016	17,612,767	14,976,536	2.34
Crewline Buyer Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+6.75%, 1.00% Floor	10.57	11/8/2023	11/8/2030	9,501,470	9,346,340	9,190,111	1.44
Crewline Buyer Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	0.50	11/8/2023	11/8/2030	989,736	(14,089)	(32,657)	(0.01)
Databricks Inc⁽⁷⁾⁽⁸⁾⁽¹⁶⁾	1st Lien Term Loan	Software & Services	S+4.50%	8.27	12/19/2024	1/3/2031	2,193,577	2,185,753	2,203,448	0.34
Databricks Inc⁽⁶⁾⁽⁷⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+4.50% (1.00% on unfunded)	1.00	12/19/2024	1/5/2032	13,716,358	—	61,724	0.01
Elessent Clean Technologies Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.95	11/15/2024	11/15/2029	2,424,328	2,391,321	2,431,663	0.38
Elessent Clean Technologies Inc⁽⁶⁾⁽⁷⁾⁽¹³⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	11/15/2024	11/15/2029	241,448	(3,017)	731	0.00
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.73	1/19/2024	1/20/2031	2,489,152	2,455,421	2,446,462	0.38
FR Vision Holdings, Inc. (CHA Consulting)⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor	8.73	1/19/2024	1/20/2031	731,116	720,498	718,577	0.11
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	8.73	9/26/2025	1/20/2031	556,894	66,927	59,943	0.01
FR Vision Holdings, Inc. (CHA Consulting)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.73	1/19/2024	1/20/2030	185,747	49,796	49,545	0.01
G-3 Chickadee Purchaser, LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+5.75%, 1.00% Floor	9.57	10/31/2025	10/31/2031	5,876,954	5,775,359	5,806,430	0.91
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	9.76	9/1/2023	9/4/2029	11,152,761	11,034,609	11,044,904	1.73
GC Bison Acquisition, LLC (Midland Industries)⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.07	2/27/2026	9/3/2029	275,114	270,295	272,453	0.04
GC Bison Acquisition, LLC (Midland Industries)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+6.00%, 1.00% Floor (0.50% on unfunded)	0.50	9/1/2023	9/4/2029	1,063,447	(10,353)	(11,709)	(0.00)
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.65	4/19/2023	4/19/2030	10,718,681	10,563,265	10,542,276	1.65
GI Apple Midco LLC (Atlas Technical)⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Professional Services	S+6.75%, 1.00% Floor	10.65	4/19/2023	4/19/2030	205,655	203,960	202,277	0.03
GI Apple Midco LLC (Atlas Technical)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.75%, 1.00% Floor (0.50% on unfunded)	10.65	4/19/2023	4/19/2029	1,345,718	1,069,040	1,069,268	0.17
Gibson Brands Inc⁽⁹⁾	1st Lien Term Loan	Consumer Brands	S+5.26%, 0.75% Floor	8.99	2/16/2024	8/11/2028	9,232,258	9,017,441	8,982,480	1.40
Gopher Resource LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Environmental Solutions	S+5.75%, 1.00% Floor (2.50% PIK)	9.82	10/4/2024	10/4/2029	16,848,431	16,538,859	16,732,558	2.62
Gopher Resource LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Environmental Solutions	S+5.75%, 1.00% Floor (0.50% on unfunded)	9.61	10/4/2024	10/4/2029	1,341,763	961,121	970,556	0.15

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Guava Buyer LLC (dba AVI-SPL)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor	9.24%	8/12/2025	8/12/2032		$17,388,316	$17,084,109	$17,379,622	2.72%
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (1.00% on unfunded)	9.25	8/12/2025	8/12/2032		2,063,073	876,161	900,331	0.14
Guava Buyer LLC (dba AVI-SPL)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Technology Hardware & Equipment	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.25	8/12/2025	8/12/2030		2,074,483	521,135	541,786	0.08
Hawk Parent Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Financial Services	S+5.50%, 1.00% Floor	9.40	6/11/2026	6/1/2032		20,092,691	19,556,457	19,731,023	3.09
Igloo Group Parent Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.00%, 1.00% Floor	9.07	12/23/2025	12/23/2031		18,136,781	17,146,961	17,248,079	2.70
Industrial Service Solutions WC, Inc.⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+4.45%, 0.75% Floor	8.52	2/6/2026	2/7/2033		10,733,333	10,637,315	10,540,133	1.65
Industrial Service Solutions WC, Inc.⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Industrial Products & Services	S+4.50%, 0.75% Floor (0.50% on unfunded)	9.37	2/6/2026	2/7/2033		1,871,345	575,613	557,037	0.09
INEOS US Petrochem LLC	1st Lien Term Loan	Specialty Chemicals	S+4.25%	8.25	5/5/2026	3/29/2029		10,303,354	9,674,665	8,778,679	1.37
Iron Oak Energy Solutions LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Energy	S+5.50%, 3.00% Floor	9.23	6/1/2026	6/1/2033		5,801,595	5,661,093	5,673,960	0.89
IXS Holdings Inc⁽⁸⁾	1st Lien Term Loan	Automobiles & Components	S+5.50%, 1.00% Floor	9.32	8/15/2025	9/5/2029		5,763,540	5,587,175	5,749,132	0.90
Jennmar Intermediate III LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%	9.26	12/16/2025	12/16/2030		20,193,656	19,614,938	19,981,623	3.12
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Food & Beverage	S+4.50%, 0.75% Floor	8.23	4/1/2026	4/1/2033		6,949,729	6,883,230	6,932,355	1.08
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+4.50%, 0.75% Floor (1.00% on unfunded)	1.00	4/1/2026	4/1/2033		1,737,432	(8,068)	(4,344)	(0.00)
LA Specialty Produce Co LLC(dba Vesta Foodservice)⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Food & Beverage	S+4.50%, 0.75% Floor (0.50% on unfunded)	0.50	4/1/2026	4/1/2033		1,003,850	(9,320)	(7,529)	(0.00)
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Healthcare Providers & Services	S+11.15%, 3.00% Floor (5.50% PIK)	14.91	7/23/2021	7/23/2027		20,423,325	20,372,969	17,747,949	2.78
LAC Acquisition LLC d/b/a Lighthouse Autism Center⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Revolver	Healthcare Providers & Services	S+11.15%, 3.00% Floor (0.50% on unfunded)	0.50	4/3/2024	7/23/2027		500,000	—	(65,498)	(0.01)
Learning Care Group US No 2	1st Lien Term Loan	Education	S+4.00%, 0.50% Floor	7.78	5/12/2025	8/11/2028		12,125,607	11,300,213	9,046,206	1.41
LeVecke Real Estate Holdings, LLC⁽⁷⁾⁽⁸⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Real Estate Development & Management	S+7.75%, 3.75% Floor	11.75	12/1/2022	8/31/2026		4,523,100	4,523,100	3,781,538	0.59
Likewize Corp⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Insurance & Insurance Services	S+5.75%, 0.50% Floor	9.50	8/15/2024	8/27/2029		18,362,247	18,044,401	16,721,121	2.61
LVF Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+5.50%	9.27	2/24/2025	2/24/2032		15,857,995	15,210,537	14,746,836	2.31
Mercury Bidco LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Technology	S+5.75%, 1.00% Floor	9.82	5/31/2023	5/31/2030		17,297,773	17,086,651	16,226,000	2.54
Mercury Bidco LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Technology	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/31/2023	5/31/2029		1,981,556	(15,936)	(97,349)	(0.02)
Meta Buyer LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Consumer Products	S+5.25%, 0.75% Floor	9.00	12/22/2025	12/22/2031		3,630,385	3,598,036	3,598,303	0.56
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	E+5.25%, 0.75% Floor	7.56	12/22/2025	12/22/2031		€5,046,856	5,857,045	5,667,603	0.89
Meta Buyer LLC⁽⁷⁾	1st Lien Term Loan	Consumer Products	BBSY+5.25%, 0.75% Floor	9.76	12/22/2025	12/22/2031	AU$	3,819,489	2,501,868	2,629,736	0.41
Meta Buyer LLC⁽⁶⁾⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Consumer Products	S+5.25%, 0.75% Floor (1.00% on unfunded)	9.00	12/22/2025	12/22/2031		3,383,676	1,586,558	1,579,107	0.25
Meta Buyer LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.20	1/21/2026	12/22/2031		1,479,569	428,379	428,562	0.07
Michael Baker International LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+4.50%, 0.75% Floor	8.40	12/30/2025	12/1/2028		18,038,713	17,553,158	17,533,629	2.74
MMS BidCo LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+5.375%, 1.00% Floor	9.04	6/30/2022	6/30/2029		9,030,448	8,985,861	8,992,810	1.41
Mounty US Holdings⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.75%, 1.00% Floor	9.47	5/17/2024	5/17/2030		6,813,260	6,728,358	6,561,169	1.03
Mounty US Holdings⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+5.75%, 1.00% Floor (0.50% on unfunded)	0.50	5/17/2024	5/17/2030		995,726	(13,159)	(36,842)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	14.00%	10/26/2020	9/30/2026	$13,896,457	$11,554,228	$3,347,656	0.52%
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	14.00	10/26/2020	9/30/2026	6,994,520	5,813,679	1,684,980	0.26
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+12.10%, 1.00% Floor (S+12.10% PIK)	16.00	10/29/2024	9/30/2026	3,397,562	580,738	818,473	0.13
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁶⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	14.00	4/4/2024	9/30/2026	1,112,271	898,936	267,946	0.04
National Dentex Corp⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Delayed Draw Term Loan	Healthcare Providers & Services	S+10.10%, 1.00% Floor (1.00% PIK)	14.00	9/24/2025	9/30/2026	1,922,081	1,747,123	1,922,081	0.30
National Dentex Corp⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾	1st Lien Revolver	Healthcare Providers & Services	S+9.10%, 1.00% Floor (0.50% on unfunded) (1.00% PIK)	13.00	10/26/2020	9/30/2026	1,777,755	1,475,733	413,392	0.06
NetSPI Midco Corporation⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Professional Services	S+6.25%, 1.00% Floor	10.12	5/31/2024	5/31/2029	6,911,607	6,827,965	6,738,817	1.05
NetSPI Midco Corporation⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Professional Services	S+6.25%, 1.00% Floor (0.50% on unfunded)	10.62	5/31/2024	5/31/2029	767,956	298,998	287,984	0.05
NP Gaming Acquisition LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.50%, 1.00% Floor	10.23	4/21/2026	4/21/2031	14,297,413	13,963,422	13,967,095	2.18
NP Gaming Acquisition LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Gaming & Entertainment	S+6.50%, 1.00% Floor (0.50% on unfunded)	0.50	4/21/2026	4/21/2031	742,723	(16,911)	(17,159)	(0.00)
PaperWorks Industries Holding Corp.⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Paper & Packaging	S+7.00%, 1.00% Floor	10.82	6/30/2023	6/30/2029	19,368,122	18,944,918	18,648,892	2.92
Pelican Power Borrower LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽²⁰⁾	1st Lien Term Loan	Power Generation	S+5.50%, 2.00% Floor	9.26	8/30/2024	8/29/2030	27,988,900	26,805,254	28,380,740	4.44
Peloton Interactive Inc⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Fitness & Leisure	S+5.50%	9.40	5/23/2024	5/30/2029	21,846,315	21,973,502	21,832,715	3.41
Peraton Corp	1st Lien Term Loan	Technology	S+3.75%, 0.75% Floor	7.67	7/28/2026	2/1/2028	12,000,280	11,412,490	11,160,260	1.75
Quirch Foods Holdings LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Food & Beverage	S+6.50%, 1.00% Floor	10.31	11/24/2025	11/12/2030	11,631,010	11,509,252	11,537,962	1.80
Quirch Foods Holdings LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Food & Beverage	S+6.50%, 1.00% Floor (1.00% on unfunded)	1.00	11/24/2025	11/12/2030	1,209,254	(6,320)	(9,674)	(0.00)
Radiate Holdco LLC⁽⁸⁾	1st Lien Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.90	10/23/2025	6/26/2029	5,000,250	4,940,169	4,990,900	0.78
Radiate Holdco LLC⁽⁸⁾	1st Lien Delayed Draw Term Loan	Telecommunications	S+4.00%, 1.00% Floor	7.90	10/23/2025	6/26/2029	5,000,250	4,989,281	4,990,900	0.78
Rayonier AM Products Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Paper & Packaging	S+7.50%, 3.00% Floor	11.57	10/28/2024	10/29/2029	10,668,478	10,491,671	10,425,538	1.63
Recorded Books Inc (RB Media)⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor	8.76	8/31/2023	9/3/2030	8,630,042	8,524,008	8,454,760	1.32
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Media: Diversified & Production	S+5.00%, 0.75% Floor (1.00% on unfunded)	9.07	8/15/2025	9/3/2030	390,213	363,136	361,319	0.06
Recorded Books Inc (RB Media)⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Media: Diversified & Production	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.82	8/31/2023	8/31/2029	987,009	706,741	700,292	0.11
Resistance Holdings Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor	9.07	3/16/2026	3/14/2031	14,351,923	14,152,282	14,237,107	2.23
Resistance Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Pharmaceuticals & Life Sciences	S+5.00%, 1.00% Floor (0.38% on unfunded)	0.38	3/16/2026	3/14/2031	1,258,941	(16,824)	(10,072)	(0.00)
RKG Newco LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Consumer Products	S+5.50%, 1.00% Floor	9.25	2/2/2026	2/2/2033	18,143,804	17,813,883	17,813,683	2.79
RKG Newco LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Consumer Products	S+5.50%, 1.00% Floor (0.50% on unfunded)	9.30	2/2/2026	2/2/2033	1,417,346	456,223	456,084	0.07
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.90	3/27/2023	3/27/2028	5,146,457	5,085,456	5,104,722	0.80
SBP Holdings LP⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	8.86	11/30/2023	3/27/2028	1,670,760	1,097,785	1,096,983	0.17
SBP Holdings LP⁽⁷⁾⁽⁹⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.58	3/27/2023	3/27/2028	740,655	732,314	734,649	0.11
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor (1.00% on unfunded)	1.00	8/19/2024	3/27/2028	1,429,513	(2,956)	(11,362)	(0.00)
SBP Holdings LP⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	3/27/2023	3/27/2028	838,328	(6,360)	(6,846)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Shrieve Chemical Co LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Specialty Chemicals	S+6.00%, 1.00% Floor	9.90%	10/30/2024	10/30/2030	$6,676,436	$6,578,274	$6,610,092	1.03%
Shrieve Chemical Co LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.00%, 1.00% Floor (0.50% on unfunded)	9.90	10/30/2024	10/30/2030	539,828	168,509	170,986	0.03
Sintec Media NYC Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+7.00%, 1.00% Floor	11.03	6/21/2023	6/21/2029	11,502,896	11,315,830	11,192,947	1.75
Sintec Media NYC Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+7.00%, 1.00% Floor (0.50% on unfunded)	10.99	6/21/2023	6/21/2029	1,164,025	950,314	933,999	0.15
Smarsh Inc⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.00%, 0.75% Floor	9.07	2/18/2022	2/18/2029	4,253,705	4,217,267	4,109,767	0.64
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.00%, 0.75% Floor (1.00% on unfunded)	9.07	2/18/2022	2/18/2029	472,634	96,363	88,932	0.01
Smarsh Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+5.00%, 0.75% Floor (0.50% on unfunded)	8.80	2/18/2022	2/18/2029	236,317	114,628	108,586	0.02
Southeastern Grocers LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Staples Retail	S+7.50%, 1.00% Floor	11.57	9/19/2025	9/19/2030	9,837,080	9,587,513	11,776,076	1.84
SP PF Buyer LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+7.00%, 1.00% Floor	10.82	10/15/2024	10/13/2029	18,702,452	18,343,939	18,324,468	2.87
Spectrum Group Buyer Inc (Pixelle)⁽⁸⁾	1st Lien Term Loan	Paper & Packaging	S+6.50%, 0.75% Floor	10.32	5/11/2022	5/19/2028	5,887,507	5,757,366	5,448,034	0.85
Speedstar Holding LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	9.75	7/2/2024	7/22/2029	14,408,533	14,342,059	11,345,346	1.77
Speedstar Holding LLC⁽⁷⁾	1st Lien Delayed Draw Term Loan	Automobiles & Components	S+6.00%, 1.00% Floor	9.85	7/2/2024	7/22/2029	1,573,561	1,566,775	1,239,029	0.19
Stryten Energy Resources LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+5.50%, 1.00% Floor	9.19	12/18/2024	12/18/2029	11,074,225	10,923,931	11,074,225	1.73
Sweet Oak Parent LLC (fka Ozark Holdings LLC)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Specialty Retail	S+5.75%, 0.75% Floor	9.50	8/5/2024	8/5/2030	16,373,187	16,090,635	16,225,828	2.54
Telestream 2 LLC⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Software & Services	S+6.25%, 1.00% Floor	10.00	6/7/2025	6/7/2028	9,720,929	9,720,929	9,612,979	1.50
Telestream 2 LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Software & Services	S+8.25%, 1.00% Floor (2.00% on unfunded)	12.00	6/7/2025	6/7/2028	425,843	89,307	63,876	0.01
TETRA Technologies Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+5.85%, 1.00% Floor	9.76	1/12/2024	1/11/2030	15,161,402	14,925,832	14,933,576	2.34
Titan Purchaser, Inc. (Waupaca Foundry)⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Industrial Products & Services	S+6.00%, 1.00% Floor	10.07	3/1/2024	3/1/2030	14,098,706	13,774,489	14,107,258	2.21
Trimlite Mfg US Inc.⁽⁷⁾	1st Lien Term Loan	Building Products	S+5.00%, 1.00% Floor	9.07	9/1/2026	3/11/2031	6,377,104	6,282,987	6,281,447	0.98
USA Debusk LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.01	4/30/2024	4/30/2031	17,373,227	17,206,940	17,069,195	2.67
USA Debusk LLC⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Commercial Services	S+5.25%, 0.75% Floor	9.06	4/30/2024	4/30/2031	2,014,540	1,995,890	1,979,286	0.31
USA Debusk LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Commercial Services	S+5.25%, 0.75% Floor (0.50% on unfunded)	9.13	2/2/2026	4/30/2030	1,882,702	1,530,107	1,512,850	0.24
UserZoom Technologies Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Technology	S+7.75%, 1.00% Floor (1.75% PIK)	11.56	1/12/2023	4/5/2029	12,238,953	12,036,668	10,762,116	1.68
Vantage Specialty Chemicals Inc⁽⁷⁾⁽⁸⁾	1st Lien Term Loan	Specialty Chemicals	S+6.75%, 1.00% Floor (2.75% PIK)	10.82	8/29/2025	8/29/2029	20,380,387	19,997,014	19,157,564	3.00
Vantage Specialty Chemicals Inc⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Specialty Chemicals	S+6.25%, 1.00% Floor (0.50% on unfunded)	10.04	8/29/2025	2/28/2029	1,731,343	522,051	447,985	0.07
Vensure Employer Services Inc⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.00%, 0.50% Floor	9.03	9/27/2024	9/27/2031	5,841,298	5,796,838	5,781,391	0.90
Vensure Employer Services Inc⁽⁶⁾⁽⁷⁾⁽¹²⁾	1st Lien Delayed Draw Term Loan	Business Services	S+5.00%, 0.50% Floor (0.50% on unfunded)	0.50	3/4/2026	9/29/2031	280,134	—	(2,873)	(0.00)
Vital Farms Inc⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Food & Beverage	S+7.50%, 1.00% Floor	11.57	8/4/2026	8/4/2029	11,493,566	11,161,204	11,148,759	1.74
Wrangler Topco, LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾	1st Lien Term Loan	Software & Services	S+5.50%, 1.00% Floor	9.26	7/7/2023	9/20/2029	13,575,773	13,360,892	13,233,367	2.07
Wrangler Topco, LLC⁽⁷⁾⁽⁸⁾	1st Lien Delayed Draw Term Loan	Software & Services	S+5.50%, 1.00% Floor	9.23	9/20/2024	9/20/2029	743,925	739,792	725,281	0.11
Wrangler Topco, LLC⁽⁶⁾⁽⁷⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Software & Services	S+5.50%, 1.00% Floor (0.50% on unfunded)	0.50	7/7/2023	9/20/2029	1,502,990	(18,119)	(38,201)	(0.01)
Xactus LLC⁽⁷⁾⁽⁹⁾	1st Lien Term Loan	Business Services	S+5.50%, 0.75% Floor	9.57	5/6/2025	5/6/2032	8,753,292	8,639,261	8,692,019	1.36
Xactus LLC⁽⁶⁾⁽⁷⁾	1st Lien Revolver	Business Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.57	5/6/2025	5/6/2030	718,711	231,818	230,946	0.04
Total United States of America 1st Lien/Secured Loans								953,894,692	915,764,575	143.21

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date		Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Canada
1261229 BC LTD⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Healthcare Equipment & Supplies	S+6.25%	10.15%	8/28/2025	10/8/2030		$22,330,519	$22,236,021	$22,233,203	3.48%
Central Wire Acquisition, Co. Inc.⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Industrial Products & Services	S+5.00%, 1.00% Floor	8.74	8/4/2026	8/4/2032		13,842,153	13,704,767	13,703,731	2.14
Central Wire Acquisition, Co. Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Industrial Products & Services	S+5.00%, 1.00% Floor (0.50% on unfunded)	0.50	8/4/2026	8/4/2032		2,030,182	(19,763)	(20,302)	(0.00)
Gateway Casinos & Entertainment Ltd⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	S+6.25%, 0.75% Floor	10.23	12/18/2024	12/18/2030		20,024,805	19,956,140	19,157,030	3.00
Hootsuite Inc.⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.50%, 0.75% Floor	9.31	5/22/2024	5/22/2030		12,511,246	12,383,337	12,110,886	1.89
Hootsuite Inc.⁽⁶⁾⁽⁷⁾⁽¹⁰⁾	1st Lien Revolver	Software & Services	S+5.50%, 0.75% Floor (0.50% on unfunded)	9.40	5/22/2024	5/22/2030		1,422,136	157,717	125,148	0.02
IE CA Leasing Ltd⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	9.51%	9.51	8/26/2026	8/31/2029		15,822,445	15,822,445	15,822,445	2.47
Otodata Holdings Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Technology Hardware & Equipment	S+4.75%, 0.75% Floor	8.65	8/31/2026	8/31/2033		3,770,140	3,733,024	3,732,438	0.58
Otodata Holdings Inc⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Technology Hardware & Equipment	C+4.75%, 0.75% Floor	7.04	8/31/2026	8/31/2033	C$	212,677	151,400	147,941	0.02
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	S+4.75%, 0.75% Floor	—	8/31/2026	8/31/2033		1,169,723	(5,777)	(5,849)	(0.00)
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Delayed Draw Term Loan	Technology Hardware & Equipment	C+4.75%, 0.75% Floor	—	8/31/2026	8/31/2033	C$	345,883	(1,229)	(1,215)	(0.00)
Otodata Holdings Inc⁽⁶⁾⁽⁷⁾⁽¹⁰⁾⁽¹²⁾⁽¹³⁾	1st Lien Revolver	Technology Hardware & Equipment	S+4.75%, 0.75% Floor (0.50% on unfunded)	0.50	8/31/2026	8/31/2033		614,400	(6,070)	(6,144)	(0.00)
Source Energy Services Ltd⁽⁷⁾⁽⁹⁾⁽¹⁰⁾	1st Lien Term Loan	Oilfield Services	S+6.25%, 4.25% Floor	10.50	12/20/2024	12/20/2029		1,899,652	1,845,210	1,863,871	0.29
Total Canada 1st Lien/Secured Loans									89,957,222	88,863,183	13.89
Luxembourg
Accelya Lux Finco Sarl⁽¹⁰⁾	1st Lien Term Loan	Software & Services	S+5.25%	9.32	9/29/2025	10/4/2032		7,463,589	7,330,215	6,684,577	1.05
Total Luxembourg 1st Lien/Secured Loans									7,330,215	6,684,577	1.05
Netherlands
OLA Netherlands BV (aka Olacabs / ANI Tech)⁽⁷⁾⁽¹⁰⁾	1st Lien Term Loan	Technology	S+6.25%, 0.75% Floor	10.15	12/3/2021	12/15/2026		3,947,687	3,943,469	3,662,477	0.57
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.00%	7.59	7/18/2025	3/7/2031		€7,110,020	8,211,213	8,053,175	1.26
WeTransfer BV⁽¹⁰⁾	1st Lien Term Loan	Technology	E+5.63%	8.22	1/2/2026	3/7/2031		€984,490	1,114,665	1,117,524	0.17
Total Netherlands 1st Lien/Secured Loans									13,269,347	12,833,176	2.00
United Kingdom
Inspired Entertainment Financing PLC⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+6.00%, 3.00% Floor	9.73	6/11/2025	6/4/2030		£8,557,880	11,461,072	11,300,461	1.77
Neon Finance Limited (fka TEN Entertainment Group PLC)⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	1st Lien Term Loan	Gaming & Entertainment	SONIA+7.50%, 2.50% Floor	11.23	1/26/2024	2/6/2030		£3,901,951	4,878,691	5,135,788	0.80
Total United Kingdom 1st Lien/Secured Loans									16,339,763	16,436,249	2.57
Total 1st Lien/Secured Loans									1,080,791,239	1,040,581,760	162.72

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
2nd Lien/Secured Loans
United States of America
Delos Living LLC⁽⁷⁾	2nd Lien Term Loan	Real Estate Development & Management	14.00% (7.00% PIK)	14.00%	10/9/2025	7/11/2027	$5,579,238	$5,460,272	$4,652,110	0.73%
FourPoint Resources Intermediate Holdings, LLC⁽⁷⁾⁽⁹⁾	2nd Lien Term Loan	Energy	S+7.00%, 2.50% Floor	11.10	1/22/2025	1/22/2030	11,494,239	11,258,606	11,379,297	1.78
Total United States of America 2nd Lien Term Loan								16,718,878	16,031,407	2.51
Total 2nd Lien/Secured Loans								16,718,878	16,031,407	2.51
Equities
United States of America
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Preferred Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	1,504,334	1,534,046	0.24
Alpine Acquisition Corp II⁽⁷⁾⁽¹¹⁾	Common Equities	Transportation & Logistics	N/A	N/A	1/14/2026	N/A	35,396	122,423	—	—
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾	Common Equities	Healthcare Providers & Services	N/A	N/A	9/30/2026	N/A	10,625	—	—	—
BayMark Health Services Inc⁽⁷⁾⁽¹¹⁾	Preferred Equities	Healthcare Providers & Services	N/A	N/A	9/30/2026	N/A	2,897,051	1,148,681	1,148,681	0.18
Beauty Health Co⁽¹¹⁾	Common Equities	Consumer Services	N/A	N/A	7/7/2023	N/A	913,460	—	575,480	0.09
Circle Graphics Parent, LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	E-Commerce	N/A	N/A	6/30/2025	N/A	3,574,384	—	—	—
Monomoy Capital Partners IV-Titan, L.P. (Waupaca Foundry)⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾	Partnership Interests	Industrial Products & Services	N/A	N/A	2/23/2024	N/A	469,126	217,037	334,721	0.05
RKG Group Partners LP⁽⁷⁾⁽¹¹⁾	Preferred Equities	Consumer Products	N/A	N/A	2/2/2026	N/A	956,421	956,421	1,122,838	0.18
Telestream 2 LLC⁽⁷⁾⁽¹¹⁾	Common Equities	Software & Services	N/A	N/A	6/7/2025	N/A	425,843	4,044,696	2,916,812	0.46
Total United States of America Equities								7,993,592	7,632,578	1.20
Total Equities								7,993,592	7,632,578	1.20
Senior Secured Bonds
United States of America
Amber Energy Inc.⁽⁷⁾	Senior Secured Bonds	Energy	15.00%	15.00	11/26/2025	12/1/2045	49,272	49,272	49,272	0.01
MPT Operating Partnership LP / MPT Finance Corp⁽¹⁰⁾	Senior Secured Bonds	Healthcare Providers & Services	9.25%	9.25	9/22/2026	2/15/2032	3,291,000	3,217,170	3,110,216	0.49
Service Properties Trust⁽¹⁰⁾	Senior Secured Bonds	Real Estate Development & Management	0.00%	0.00	9/15/2025	9/30/2027	8,929,000	8,296,785	8,346,310	1.31
Total United States of America Senior Secured Bonds								11,563,227	11,505,798	1.81
Canada
Bausch Health Cos Inc (Valeant)⁽¹⁰⁾	Senior Secured Bonds	Healthcare Equipment & Supplies	4.88%	4.88	11/5/2025	6/1/2028	1,069,000	996,563	1,012,602	0.16
Total Canada Senior Secured Bonds								996,563	1,012,602	0.16
Italy
LSF12 Rigel US Investments LLC⁽⁷⁾⁽⁸⁾⁽¹⁰⁾	Senior Secured Bonds	Specialty Chemicals	9.50%	9.50	4/30/2026	10/31/2031	€18,002,000	20,236,443	19,626,307	3.07
Total Italy Senior Secured Bonds								20,236,443	19,626,307	3.07
Total Senior Secured Bonds								32,796,233	32,144,707	5.04

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Warrants
United States of America
Delos Living LLC⁽⁷⁾⁽¹¹⁾	Warrants	Real Estate Development & Management	N/A	N/A	10/9/2025	N/A	2	$111,308	$—	0.00%
Total Warrants								111,308	—	0.00
Total Non-Controlled/Non-Affiliated Investments								1,138,411,250	1,096,390,452	171.47%
Non-Controlled/Affiliated Investments
1st Lien/Secured Loans
United States of America
Inotiv Inc⁽⁷⁾⁽¹⁶⁾⁽¹⁸⁾	1st Lien Term Loan	Pharmaceuticals & Life Sciences	S+7.61%, 1.00% Floor	11.51	7/20/2026	7/19/2031	9,646,182	9,646,182	9,618,208	1.50
Inotiv Inc⁽⁶⁾⁽⁷⁾⁽¹⁸⁾	1st Lien Delayed Draw Term Loan	Pharmaceuticals & Life Sciences	S+6.00%, 1.00% Floor	10.01	7/20/2026	7/19/2031	1,884,498	879,433	861,844	0.13
Total United States of America 1st Lien/Secured Loans								10,525,615	10,480,052	1.63
Germany
Takko Fashion GmbH⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	1st Lien Term Loan	Specialty Retail	9.13%	9.13	11/25/2025	4/15/2030	€1,189,578	1,370,513	1,347,643	0.21
Total Germany 1st Lien/Secured Loans								1,370,513	1,347,643	0.21
Total 1st Lien/Secured Loans								11,896,128	11,827,695	1.84
Senior Secured Debt
United States of America
Wesco Aircraft Holdings Inc⁽¹⁸⁾	Senior Secured Debt	Industrial Products & Services	S+8.00% (S+8.00% PIK)	11.65	1/31/2025	1/31/2030	6,832,115	6,811,557	6,832,115	1.07
Total United States of America Senior Secured Debt								6,811,557	6,832,115	1.07
Total Senior Secured Debt								6,811,557	6,832,115	1.07
Unsecured Debt
United States of America
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹⁸⁾	Senior Unsecured Debt	Industrial Products & Services	6.00% (6.00% PIK)	6.00	1/31/2025	1/31/2033	4,588,528	6,799,880	7,470,123	1.17
Total United States of America Unsecured Debt								6,799,880	7,470,123	1.17
Luxembourg
Takko Fashion Sarl⁽⁷⁾⁽¹⁰⁾⁽¹⁸⁾	Subordinated Unsecured Debt	Specialty Retail	15.00% (15.00% PIK)	15.00	8/8/2023	10/15/2030	€1,987,782	2,133,241	13,139,538	2.05
Total Luxembourg Unsecured Debt								2,133,241	13,139,538	2.05
Total Unsecured Debt								8,933,121	20,609,661	3.22
Equities
United States of America
Inotiv Inc⁽⁷⁾⁽¹¹⁾⁽¹⁸⁾	Common Equities	Pharmaceuticals & Life Sciences	N/A	N/A	7/20/2026	N/A	297,939	4,535,348	3,843,264	0.60
Wesco Aircraft Holdings Inc⁽⁷⁾⁽¹¹⁾⁽¹⁸⁾	Common Equities	Industrial Products & Services	N/A	N/A	1/31/2025	N/A	195,566	7,459,569	8,002,561	1.25
Total Equities								11,994,917	11,845,825	1.85
Total Non-Controlled/Affiliated Investments								39,635,723	51,115,296	7.98%

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Portfolio Company(1)	Instrument	Industry	Rate(2)	Interest Rate	Original Acquisition Date(17)	Maturity Date	Par Amount(3)	Cost / Amortized Cost(4)	Fair Value	% of Net Assets(5)
Controlled Investments
1st Lien/Secured Loans
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁹⁾	1st Lien Term Loan	Multi-Family	S+2.00%, 3.00% Floor	5.74%	6/28/2021	7/1/2027	$2,628,088	$2,628,088	$1,200,166	0.19%
Total 1st Lien/Secured Loans								2,628,088	1,200,166	0.19
Equities
United States of America
SP-CREH 19 Highline LLC⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Common Equities	Multi-Family	N/A	N/A	6/28/2021	N/A	70%	14,608,750	—	—
Total Equities								14,608,750	—	—
Trust Interest
United States of America
TH Liquidating Trust⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	12/7/2019	12/6/2026	14%	3,153,474	969,500	0.15
TH Liquidating Trust⁽⁶⁾⁽⁷⁾⁽¹¹⁾⁽¹⁹⁾	Trust Interest	Other	N/A	N/A	10/9/2020	12/6/2026	14%	—	—	—
TH Liquidating Trust⁽⁷⁾⁽¹⁹⁾	Trust Interest	Other	P+10.50%, 0.50% Floor (2.00% PIK)	17.50	12/7/2019	12/6/2026	776,522	776,522	618,345	0.10
Total Trust Interest								3,929,996	1,587,845	0.25
Real Estate Properties
United States of America
1035 Mecklenburg Highway, Mooresville, North Carolina⁽⁷⁾⁽¹⁰⁾⁽¹¹⁾⁽¹⁹⁾	Real Estate Properties	Industrial Real Estate	N/A	N/A	8/22/2023	N/A	100%	14,821,662	10,399,220	1.63
Total Real Estate Properties								14,821,662	10,399,220	1.63
Total Controlled Investments								35,988,496	13,187,231	2.07%
Total Investments, September 30, 2026								$1,214,035,469	$1,160,692,979	181.52%
Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class	Money Market Fund						12,434,159	12,434,159	12,434,159	1.94
Total Cash Equivalents								12,434,159	12,434,159	1.94%
Restricted Cash Equivalents
JPMorgan 100% US Treasury Securities Money Market Fund, Capital Class⁽⁸⁾⁽⁹⁾	Money Market Fund						25,549,979	25,549,979	25,549,979	4.00
Total Restricted Cash Equivalents								25,549,979	25,549,979	4.00%
Total Cash Equivalents and Restricted Cash Equivalents, September 30, 2026								$37,984,138	$37,984,138	5.94%

(1)
All of our investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted.
(2)
Investments may contain a variable rate structure, subject to an interest rate floor or cap. Variable rate investments bear interest at a rate that may be determined by reference to either Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Prime Rate (“P”), Sterling Overnight Index Average (“SONIA”) or the Australian Dollar Bank Bill Swap Bid Rate (“BBSY”), which can generally include one-, three- or six-month tenor, at the borrower’s option, which reset periodically based on the terms of the credit agreement. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect on September 30, 2026.
(3)
Par amount includes unfunded commitments, accumulated payment-in-kind (“PIK”) interest and is net of principal repayments. Amounts are in USD unless otherwise noted. Equity investments and investments in money market funds are recorded as number of shares owned or economic ownership percentage.
(4)
Cost represents amortized cost for debt investments, less principal payments, plus capitalized PIK, if any. As of September 30, 2026, the aggregate gross unrealized appreciation for all investments where there was an excess of fair value over tax cost was $25.1 million; the aggregate gross unrealized depreciation for all investments where there was an excess of tax cost over fair value was $85.1 million; the net unrealized depreciation was $60.0 million; the aggregate tax cost of securities for Federal income tax purposes was $1.2 billion.
(5)
Percentage is based on net assets of $639,509,124 as of September 30, 2026.
(6)
The investment has an unfunded commitment as of September 30, 2026 (see Note 8 in the accompanying notes to the consolidated financial statements).
(7)
Fair value was determined using significant unobservable inputs (see Note 5 in the accompanying notes to the consolidated financial statements).
(8)
Some or all of these investments are pledged as collateral to the Revolving Credit Facility (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $480.1 million including restricted cash equivalents.
(9)
Some or all of these investments are pledged as collateral to the 2024 CLO (see Note 6 in the accompanying notes to the consolidated financial statements), totaling $406.7 million including restricted cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(10)
These investments are treated as non-qualifying investments under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, qualifying assets totaled 75.2% of the Fund’s total assets.
(11)
Represents a non-income producing investment.
(12)
The negative fair value is the result of an unfunded commitment and the original discount on the loan.
(13)
The negative amortized cost is the result of the original discount being greater than the principal amount outstanding on the loan.
(14)
Investment, representing 3.1% of cost and 1.2% of fair value, respectively, was on non-accrual status as of September 30, 2026, meaning that the Fund has ceased accruing interest income on the investment (see Note 2 in the accompanying notes to the consolidated financial statements for additional information about the Fund’s accounting policies).
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
(18)
Under the 1940 Act, the Fund is generally presumed a non-control “affiliated person” if the Fund owns, either directly or indirectly, between 5% and 25% of a portfolio company’s outstanding voting securities and/or is under common control with the portfolio company. As of September 30, 2026, the Fund’s affiliated/non-controlled investments were as follows:

Portfolio Company	Type of Investment		Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2026	Interest income	Dividend income	Par Amount ($) / Number Of Shares / Ownership %
Inotiv Inc	Secured Loans		$—	$9,646,182	$—	$(27,974)	$—	$9,618,208	$254,520	$—	9,646,182
Inotiv Inc	Secured Loans		—	879,433	—	(17,589)	—	861,844	17,488	—	1,884,498
Inotiv Inc	Equities		—	4,535,348	—	(692,084)	—	3,843,264	—	—	297,939
Takko Fashion GmbH	Secured Loans		1,397,278	—	—	(49,635)	—	1,347,643	100,102	—	€1,189,578
Takko Fashion Sarl	Unsecured Debt	†	8,436,923	169,816	—	4,532,799	—	13,139,538	176,550	—	€1,987,782
Wesco Aircraft Holdings Inc	Secured Debt		6,236,045	600,643	—	(4,573)	—	6,832,115	603,720	—	6,832,115
Wesco Aircraft Holdings Inc	Unsecured Debt		6,651,946	200,441	—	617,736	—	7,470,123	200,441	—	4,588,528
Wesco Aircraft Holdings Inc	Equities		7,541,025	—	—	461,536	—	8,002,561	—	—	195,566
Total			$30,263,217	$16,031,863	$—	$4,820,216	$—	$51,115,296	$1,352,821	$—

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

† At September 30, 2026, the unsecured debt contained stapled equities of approximately 9.0 million shares which provided certain voting rights.

(19)
Under the 1940 Act, the Fund is presumed to “control” a portfolio company if the Fund owns more than 25% of a portfolio company’s voting securities and/or holds the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Fund’s controlled investments were as follows:

Portfolio Company	Type of Investment	Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Net change in unrealized appreciation (depreciation)	Net realized gains (losses)	Fair Value at September 30, 2026	Interest income	Other income	Par Amount ($) / Number Of Units/ Ownership %
1035 Mecklenburg Highway, Mooresville, North Carolina	Real Estate Properties	$11,386,450	$163,658	$(125,000)	$(1,025,888)	$—	$10,399,220	$—	$—	100%
SP-CREH 19 Highline LLC	Secured Loans	1,318,690	—	(1,318,756)	66	—	—	11,546	—	$—
SP-CREH 19 Highline LLC	Secured Loans	5,613,869	—	(3,496,912)	(916,791)	—	1,200,166	262,904	—	$2,628,088
SP-CREH 19 Highline LLC	Equities	—	—	—	—	—	—	—	—	70%
TH Liquidating Trust	Trust Interest	969,500	—	—	—	—	969,500	—	—	14%
TH Liquidating Trust	Trust Interest	—	—	—	—	—	—	—	—	14%
TH Liquidating Trust	Trust Interest	543,837	93,567	—	(19,059)	—	618,345	92,211	—	$776,522
Total		$19,832,346	$257,225	$(4,940,668)	$(1,961,672)	$—	$13,187,231	$366,661	$—

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

Silver Point Specialty Lending Fund

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

Additional Information

Interest Rate Swaps	Pay/Receive Floating Rate	Floating Rate Index	Floating Payment Frequency	Fixed Rate	Fixed Payment Frequency	Maturity Date	Counterparty	Notional Amount	Upfront Premiums Received / (Paid)	Unrealized appreciation/ (depreciation)
Interest Rate Swaps, Non-Hedge Accounting
Euro Interest Rate Swaps	Receive	EuroSTR	Annual	2.150%	Annual	12/1/2030	Goldman Sachs	€13,300,000	$(279,807)	$631,691
UK Interest Rate Swaps	Receive	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£2,300,000	—	(13,277)
UK Interest Rate Swaps	Pay	SONIA	Annual	4.992%	Annual	9/28/2027	Goldman Sachs	£(2,300,000)	(133,945)	13,317
US Interest Rate Swaps	Receive	SOFR	Annual	3.348%	Annual	8/31/2028	Goldman Sachs	$15,600,000	(9,041)	178,110
US Interest Rate Swaps	Receive	SOFR	Annual	3.780%	Annual	3/10/2030	Goldman Sachs	$10,300,000	(91,204)	322,160
Total										1,132,001
Interest Rate Swaps, Hedge Accounting(1)
US Interest Rate Swaps	Pay	SOFR	Annual	4.000%	Quarterly	11/4/2026	Goldman Sachs	$(145,000,000)	(367,503)	450,144
Total										450,144
Total Interest Rate Swaps										$1,582,145
(1)
Designated as hedging instruments in a fair value hedge, utilizing hedge accounting. The associated change in fair value is recorded along with the change in fair value of the hedged item within interest expense (see Note 6 and Note 7).

Foreign Currency Forward Contracts	Settlement Date		Amount Purchased		Amount Sold	Fair Value
Derivative Counterparty
Bank of America, N.A.	12/31/2026		$2,730,348	AU$	3,848,352	$60,358
Bank of America, N.A.	12/31/2026		$716,228	C$	1,000,016	10,356
Bank of America, N.A.	12/31/2026	C$	389,983		$276,022	(748)
Bank of America, N.A.	12/31/2026		$856,433		€752,386	762
Bank of America, N.A.	12/31/2026		€222,349		$254,635	(1,763)
Bank of America, N.A.	12/31/2026		$58,726,555		€50,987,694	739,419
Bank of America, N.A.	12/31/2026		$274,922		€237,224	5,133
Bank of America, N.A.	12/31/2026		$271,242		€232,137	7,237
Bank of America, N.A.	12/31/2026		$16,998,898		£12,706,216	138,083
Total						$958,837

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

The consolidated interim financial statements are prepared in accordance with U.S. GAAP and pursuant to the requirements of Article 6 of Regulation S-X of the Securities Act of 1933, as amended (the “1933 Act”). The interim financial data as of September 30, 2026 and for each of the three and nine months ended September 30, 2026 and 2025 is unaudited. In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated interim financial statements for the periods presented have been included. These consolidated interim financial statements should be read in conjunction with the Fund’s audited consolidated financial statements, and notes related thereto, for the year ended December 31, 2025. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2026.

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

The table below comprises our cash, restricted cash, cash equivalents and foreign cash as of September 30, 2026 and December 31, 2025:

($ in millions)*	September 30, 2026	December 31, 2025
Cash	$3.9	$3.0
Cash equivalents	12.4	11.0
Restricted cash	3.6	4.9
Restricted cash equivalents	25.5	13.0
Foreign cash held at banks	1.3	2.2
Total	$46.7	$34.1

(*) Totals may not foot due to rounding.

Interest income generated on cash and cash equivalents is included in interest income on the consolidated statements of operations. The following table presents interest income generated by cash, restricted cash, and cash equivalents for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income on cash, restricted cash, cash equivalents and foreign cash	$0.4	$0.7	$1.0	$2.4

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

Due from and Due to Broker

Due from and due to broker consist of cash and cash collateral related to foreign currency forward contracts and interest rate swaps (Note 7). As of September 30, 2026 and December 31, 2025, due from broker consists of approximately $1.9 million and $1.8 million, respectively, of cash collateral. As of September 30, 2026 and December 31, 2025, due to broker consists of approximately $0.0 million of cash collateral.

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

Interest income and expense are recognized on an accrual basis. Discounts and premiums to par value on investments are accreted and amortized into interest income over the required period of the respective investment using the effective interest method. Loan origination fees received in full at the inception of a loan or bond and fees earned in full upfront and to be paid at the termination of the loan are deferred and accreted into interest income, using the effective yield method as an enhancement to the related loan’s yield over the contractual life of the loan. The amortized cost of investments is adjusted for accretion of fees, if any. For the three months ended September 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $2.8 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, non-cash interest income related to such accretion amounted to $7.9 million and $5.2 million, respectively. Upon the prepayment of a loan, prepayment premiums and any unamortized fees are recorded as interest income.

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

Other Income

Other income generally includes amendment fees and other similar fees, as well as fees for services provided to portfolio companies by the Adviser. The services provided by the Adviser vary by investment and may include, but are not limited to, syndication, structuring, and diligence services, as well as managerial assistance to our portfolio companies. These fees are recognized when the services are rendered.

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

The Fund enters into interest rate swap transactions from time to time to manage interest rate exposure in certain fixed rate debt investments and such swaps are not designated as hedging instruments in accordance with hedge accounting. The Fund presents changes in the fair value as part of change in unrealized appreciation (depreciation) on the consolidated statements of operations and amounts received or paid related to derivative contracts are recognized on a net basis as realized gain (loss) and determined on the specific cost identification basis.

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

Investments whose values are based on the unadjusted quoted prices on a securities exchange in active markets for identical assets or liabilities are classified within Level 1. These include actively traded listed equities and cash equivalents as of September 30, 2026 and December 31, 2025. Cash equivalents primarily consist of money market funds valued at the net asset value per share.

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

Income Taxes

Effective May 1, 2025, the Fund has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). As a RIC, the Fund generally does not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders. Any tax liability related to income earned and distributed by the Fund represents obligations of the shareholders.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2026 and 2025, there was no accrued U.S. federal excise tax.

Prior to May 1, 2025, the Fund was treated as a partnership for U.S. federal income tax purposes. As a partnership, the Fund was generally not subject to U.S. federal income taxes at the entity level. Instead each investor was individually responsible for income taxes, if any, on its share of the Fund’s net taxable income. During this period, the Fund may have incurred entity-level state taxes or withholding taxes based on specific investors or income sources. Such taxes, were either recorded as entity-level expenses or charged directly to respective investors. Non-U.S. sourced income, such as interest, dividends, or capital gains, could have been subject to withholding and other taxes levied by the jurisdiction where the income was sourced. Such withholding taxes are accrued when incurred as withholding taxes against the relevant income stream. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur any non-U.S. tax expenses.

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

The Fund follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, and is required to determine whether a tax position of the Fund is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. For the three and nine months ended September 30, 2026 and 2025, there were no liabilities related to accounting for uncertain tax positions.

The Fund files tax returns as required in the jurisdictions where it operates or invests and may be subject to examination for all open tax years, the earliest of which is 2023. The Fund recognizes interest and penalties, when known on the consolidated statements of operations. For the three and nine months ended September 30, 2026 and 2025, there were no material interest and penalties.

Retroactive Adjustments for Reverse Share Split

The Fund’s Board approved a one for two reverse share split of the Fund’s common shares on December 15, 2025 which was effective as of close of business December 26, 2025 (the “Reverse Share Split”). All common share and per common share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse share split.

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

At September 30, 2026 and December 31, 2025, management fees payable were $1.6 million and $1.5 million, respectively. For the three months ended September 30, 2026 and 2025, the Management Fees incurred were $2.0 million and $1.7 million, respectively. For the nine months ended September 30, 2026 and 2025, the Management Fees incurred were $6.0 million and $4.2 million, respectively. For the three months ended September 30, 2026 and 2025, the Management Fees waived were $0.4 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Management Fees waived were $1.2 million and $0.6 million, respectively.

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

At September 30, 2026 and December 31, 2025, Income Incentive Fee payable was $2.6 million and $2.5 million, respectively. For the three months ended September 30, 2026 and 2025, the Income Incentive Fee was $2.6 million and $2.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Income Incentive Fee was $7.5 million and $6.8 million, respectively.

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

At September 30, 2026 and December 31, 2025, there was no Incentive Fee on Capital Gains payable. For the three and nine months ended September 30, 2026 and 2025, there was no Incentive Fee on Capital Gains.

Incentive Compensation Clawback - Through April 30, 2025

In accordance with U.S. GAAP, the Fund accrues an incentive fee based upon the cumulative net realized capital gains and losses and the cumulative net unrealized capital appreciation and depreciation on investments held at the end of each period. Actual amounts paid to the Adviser are consistent with the Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Prior to the Liquidity Event, if the Fund was to wind down its affairs and complete final distributions to Shareholders or in connection with the Liquidity Event, the Adviser was obligated to pay the Fund an amount equal to (i) the cumulative Incentive Compensation received by the Adviser minus (ii) the product of 15% (adjusted for any waiver or reduction of Incentive Compensation paid) and the sum of the aggregate amount of cumulative net capital gains or losses and Pre-Incentive Compensation Net Investment Income generated since inception through the date of determination (the “Clawback Amount”). In connection with the Liquidity Event, the Adviser paid $8.5 million to the Fund to satisfy the Clawback Amount accrued as of the Liquidity Event, and will not be obligated to pay a Clawback Amount for any period after the Liquidity Event. For the three months ended September 30, 2026 and 2025, the change in Clawback Amount was $0.0 million and $0.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the change in Clawback Amount was $0.0 million and $(1.5) million, respectively.

Other Related Party Transactions

Pursuant to the Advisory Agreement, the Adviser is responsible for providing various accounting and administrative services to the Fund and the Fund will reimburse the Adviser for all costs and expenses incurred in performing its administrative obligations, including the allocable portion of overhead (such as rent, office equipment and utilities) and the allocable portion of the compensation paid to the Fund’s General Counsel, Chief Compliance Officer and Chief Financial Officer and their respective staffs. At September 30, 2026 and December 31, 2025, the related party administration fee payables were $0.7 million and $0.7 million, respectively, and were included in accrued expenses in the consolidated statements of assets and liabilities. For the three months ended September 30, 2026 and 2025, the Fund incurred approximately $0.5 million and $0.4 million, respectively in related party administration fees. For the nine months ended September 30, 2026 and 2025, the Fund incurred approximately $1.5 million and $1.1 million, respectively in related party administration fees.

The Adviser, or its affiliates, is authorized to pay expenses in the name of and on behalf of the Fund. To the extent that expenses borne by or reimbursements due to the Fund are paid by the Adviser, or an affiliate, the Fund will reimburse or seek reimbursement from such party. At September 30, 2026 and December 31, 2025, the Fund owed less than $0.1 million to an affiliate.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

4.
Investments

Investments consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
First lien debt	$1,134,923,245	$1,092,586,443	94.13%	$1,140,266,967	$1,118,355,071	94.48%
Second lien debt	16,718,878	16,031,407	1.38	22,169,530	18,063,272	1.53
Unsecured debt	8,933,121	20,609,661	1.78	14,562,864	21,258,410	1.80
Equities and warrants	34,708,567	19,478,403	1.68	26,436,437	13,170,198	1.11
Real estate properties	14,821,662	10,399,220	0.90	14,783,004	11,386,450	0.96
Trust interest	3,929,996	1,587,845	0.13	3,836,429	1,513,337	0.12
Total	$1,214,035,469	$1,160,692,979	100.00%	$1,222,055,231	$1,183,746,738	100.00%

The Fund invests primarily in first-lien debt which may include stand-alone first-lien loans, unitranche/last-out loans and first lien/last-out loans which generally bear greater risk in exchange for a higher interest rate, and senior secured corporate bonds with similar features to these categories of first-lien loans. At September 30, 2026, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 4.7% of the investment portfolio, respectively. At December 31, 2025, the unitranche/last-out loans and first lien/last-out loans, at fair value, were 0.2% and 3.9% of the investment portfolio, respectively.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by industry classifications at amortized cost and fair value as of September 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	September 30, 2026			December 31, 2025
Industry Classification	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$—	$—	—%	$20,455,881	$20,553,762	1.74%
Automobiles & Components	21,496,009	18,333,507	1.58	32,722,656	32,701,485	2.76
Building Products	23,895,754	21,257,983	1.83	17,634,472	17,807,884	1.50
Business Services	32,847,602	33,432,008	2.88	37,890,342	38,966,643	3.29
Commercial Services	20,732,937	20,561,331	1.77	22,076,925	22,143,254	1.87
Consumer Apparel	—	—	—	10,633,803	9,277,125	0.78
Consumer Brands	9,017,441	8,982,480	0.77	5,343,239	5,360,510	0.45
Consumer Products	33,198,413	33,295,916	2.87	29,848,701	30,786,361	2.60
Consumer Services	—	575,480	0.05	2,517,165	3,786,460	0.32
E-Commerce	27,524,927	16,480,854	1.42	26,144,295	17,544,724	1.48
Education	11,300,213	9,046,206	0.78	7,461,099	6,131,321	0.52
Energy	16,968,971	17,102,529	1.47	11,278,592	11,172,297	0.94
Environmental Solutions	17,499,980	17,703,114	1.53	15,385,623	15,636,174	1.32
Financial Services	19,556,457	19,731,023	1.70	6,000,000	6,169,541	0.52
Fitness & Leisure	21,973,502	21,832,715	1.88	22,176,678	22,115,748	1.87
Food & Beverage	44,740,515	44,344,365	3.82	52,354,834	52,318,266	4.42
Gaming & Entertainment	50,242,414	49,543,215	4.27	37,304,535	37,844,614	3.20
Healthcare Equipment & Supplies	36,965,041	36,529,720	3.15	38,592,664	37,889,679	3.20
Healthcare Providers & Services	72,388,207	55,940,351	4.82	62,443,201	44,918,240	3.79
Healthcare Technology	3,380,263	3,390,368	0.29	16,480,469	16,559,437	1.40
Industrial Products & Services	108,700,123	110,807,019	9.55	90,192,862	90,946,123	7.68
Industrial Real Estate	14,821,662	10,399,220	0.90	14,783,004	11,386,450	0.96
Insurance & Insurance Services	18,044,401	16,721,121	1.44	21,623,044	21,306,004	1.80
Media: Diversified & Production	9,593,885	9,516,371	0.82	8,552,443	8,602,977	0.73
Multi-Family	17,236,838	1,200,166	0.10	22,052,506	6,932,559	0.59
Oilfield Services	22,510,070	22,524,387	1.94	22,769,307	22,712,556	1.92
Paper & Packaging	35,193,955	34,522,464	2.97	37,254,069	36,861,466	3.11
Pharmaceuticals & Life Sciences	29,196,421	28,550,351	2.46	16,051,824	13,949,451	1.18
Power Generation	26,805,254	28,380,740	2.45	26,626,715	28,436,723	2.40
Professional Services	39,809,028	39,648,778	3.42	43,974,214	44,127,951	3.73
Real Estate Development & Management	18,391,465	16,779,958	1.45	35,510,780	35,777,820	3.02
Software & Services	115,552,151	112,339,028	9.68	139,387,232	139,506,703	11.79
Specialty Chemicals	71,551,130	69,467,752	5.99	34,697,168	34,699,243	2.93
Specialty Retail	37,938,328	49,037,477	4.22	36,986,299	43,438,580	3.67
Staples Retail	9,587,513	11,776,076	1.01	12,727,688	12,843,425	1.08
Technology	113,755,565	111,639,413	9.62	96,143,818	96,386,739	8.14
Technology Hardware & Equipment	22,352,753	22,688,910	1.95	35,972,237	35,788,399	3.02
Telecommunications	9,929,450	9,981,800	0.86	14,364,536	14,383,655	1.22
Transportation & Logistics	25,406,835	25,040,938	2.16	28,823,313	29,482,604	2.49
Utilities	—	—	—	4,980,569	4,980,448	0.42
Other	3,929,996	1,587,845	0.13	3,836,429	1,513,337	0.15
Total	$1,214,035,469	$1,160,692,979	100.00%	$1,222,055,231	$1,183,746,738	100.00%

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the composition of the investment portfolio by geographic dispersion at amortized cost and fair value as of September 30, 2026 and December 31, 2025 with corresponding percentages of total fair value:

	September 30, 2026			December 31, 2025
Geographic Dispersion(1)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
Australia	$—	$—	—%	$2,938,077	$2,963,608	0.25%
Canada	90,953,785	89,875,785	7.74	75,801,904	75,259,992	6.36
Germany	1,370,513	1,347,643	0.12	1,370,513	1,397,278	0.12
Italy	20,236,443	19,626,307	1.69	—	—	—
Luxembourg	9,463,456	19,824,115	1.71	9,336,857	15,895,812	1.34
Netherlands	13,269,347	12,833,176	1.11	13,588,258	13,162,941	1.11
United Kingdom	16,339,763	16,436,249	1.42	17,203,556	17,675,710	1.49
United States of America	1,062,402,162	1,000,749,704	86.21	1,101,816,066	1,057,391,397	89.33
Total	$1,214,035,469	$1,160,692,979	100.00%	$1,222,055,231	$1,183,746,738	100.00%
(1)
Geographic dispersion represents the country of the issuer and may not represent the operating domicile.
5.
Fair Value Measurements

The following table presents the investments carried on the consolidated statements of assets and liabilities by level within the fair value hierarchy as of September 30, 2026:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Investments:
Secured loans	$—	$202,241,893	$867,399,135	$1,069,641,028
Secured debt	—	19,301,243	19,675,579	38,976,822
Unsecured debt	—	—	20,609,661	20,609,661
Equities and warrants	575,480	—	18,902,923	19,478,403
Trust interest	—	—	1,587,845	1,587,845
Real estate properties	—	—	10,399,220	10,399,220
Total investments	$575,480	$221,543,136	$938,574,363	$1,160,692,979

Cash-related Assets:
Cash equivalents and restricted cash equivalents	$37,984,138	$—	$—	$37,984,138
Total	$37,984,138	$—	$—	$37,984,138

Derivative Assets
Interest rate swaps	$—	$1,595,422	$—	$1,595,422
Foreign currency forward contracts	—	961,348	—	961,348
Total	$—	$2,556,770	$—	$2,556,770

Derivative Liabilities
Interest rate swaps	$—	$(13,277)	$—	$(13,277)
Foreign currency forward contracts	—	(2,511)	—	(2,511)
Total	$—	$(15,788)	$—	$(15,788)

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

The following table includes a roll forward of the amounts for the three months ended September 30, 2026 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities and Warrants	Trust Interest	Real Estate Properties	Total
Balance at July 1, 2026	$889,385,391	$19,722,672	$14,774,231	$1,561,627	$10,399,219	$935,843,140
Transfer in(1)	—	—	—	—	—	—
Transfer out(1)	—	—	—	—	—	—
Accretion/amortization of discounts/premiums	2,159,577	4,777	—	—	—	2,164,354
Interest paid-in-kind	1,233,069	67,811	—	32,924	—	1,333,804
Purchases(2)	55,811,765	—	5,684,089	—	48,087	61,543,941
Sales, paydowns and resolutions(2)	(54,910,341)	—	—	—	—	(54,910,341)
Net realized gain/(loss)	(12,514,706)	—	—	—	—	(12,514,706)
Net change in unrealized appreciation/(depreciation)	5,909,959	814,401	(1,555,397)	(6,706)	(48,086)	5,114,171
Balance at September 30, 2026	$887,074,714	$20,609,661	$18,902,923	$1,587,845	$10,399,220	$938,574,363
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2026	$(5,638,475)	$814,401	$(1,555,397)	$(6,706)	$(48,086)	$(6,434,263)
(1)
There was no investment transferred in to or out from level 3.
(2)
Includes the effects of reorganizations, if any.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following table includes a roll forward of the amounts for the nine months ended September 30, 2026 for investments classified within level 3:

	Fair Value Measurements of Level 3 Investments
	Secured Loans and Debt	Unsecured Debt	Equities and Warrants	Trust Interest	Real Estate Properties	Total
Balance at January 1, 2026	$889,298,398	$6,651,946	$11,900,489	$1,513,337	$11,386,450	$920,750,620
Transfer in(1)	—	8,436,923	—	—	—	8,436,923
Transfer out(2)	(18,749,147)	—	—	—	—	(18,749,147)
Accretion/amortization of discounts/premiums	6,087,838	13,668	—	—	—	6,101,506
Interest paid-in-kind	2,944,748	356,589	—	93,567	—	3,394,904
Purchases(3)	197,946,548	—	8,272,129	—	163,658	206,382,335
Sales, paydowns and resolutions(3)	(163,072,100)	—	—	—	(125,000)	(163,197,100)
Net realized gain/(loss)	(16,014,395)	—	—	—	—	(16,014,395)
Net change in unrealized appreciation/(depreciation)	(11,367,176)	5,150,535	(1,269,695)	(19,059)	(1,025,888)	(8,531,283)
Balance at September 30, 2026	$887,074,714	$20,609,661	$18,902,923	$1,587,845	$10,399,220	$938,574,363
Change in net unrealized appreciation / (depreciation) on investments held as of September 30, 2026	$(20,683,639)	$5,150,535	$(1,269,695)	$(19,059)	$(1,025,888)	$(17,847,746)
(1)
Investment was transferred in from level 2 to level 3 due to a lack of observable market data.
(2)
Investment was transferred out from level 3 due to changes in observability of valuation inputs.
(3)
Includes the effects of reorganizations, if any.

The following table includes a roll forward of the amounts for the three months ended September 30, 2025 for investments classified within level 3:

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

The following table includes a roll forward of the amounts for the nine months ended September 30, 2025 for investments classified within level 3:

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The following tables provide quantitative information about the Fund’s level 3 fair value measurements for the Fund’s investments as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use, in accordance with the valuation policy, other valuation techniques and methodologies when determining the Fund’s fair value measurements. The below tables are not intended to be inclusive of all unobservable inputs, but rather provide information on the significant level 3 inputs as they relate to the Fund’s fair value measurements.

	Quantitative Information about Level 3 Value Investments
Investment Type	Fair Value at September 30, 2026	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)	Impact to Valuation from an Increase in Input(1)
Secured Loans and Debt	$773,359,355	Income Approach	Yield	8.9% - 35.3% (12.0%)	Decrease
			Expected Term(2)	0.3 yrs. - 3.1 yrs. (1.7 yrs.)	Decrease
	63,126,915	Recent Transaction	N/A	N/A	Increase
	50,588,444	Market Comparables	Market Multiple	0.2x - 8.2x (5.8x)	Increase
Unsecured Debt	14,039,892	Market Comparables	Market Multiple	3.5x - 11.0x (6.2x)	Increase
	6,569,769	Income Approach	Yield	15.8%	Decrease
Equities and Warrants	18,902,923	Market Comparables	Market Multiple	3.3x - 11.6x (8.9x)	Increase
Real Estate Property	10,399,220	Income Approach	Discount Rate	13.0%	Decrease
			Expected Term(2)	1.4 yrs.	Decrease
Trust Interest	1,587,845	Asset Approach	Recovery Rate	0.8%	Increase
Total Level 3 Investments	$938,574,363
(1)
This column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(2)
Expected term is an unobservable input for debt or non-debt investments where the valuation methodology contemplates exits other than contractual maturities, if any. Weighted average expected term for Level 3 debt investments, including those valued to contractual maturity, was approximately 3.2 years as of September 30, 2026.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

6.
Debt

In February 2025, the Board approved reducing the Fund’s asset coverage requirements from 200% to 150% and in April 2025, the Fund’s Shareholders approved the reduction at a special meeting of Shareholders. As a result, the reduction of the asset coverage requirements became effective for the Fund on May 1, 2025. Asset coverage ratio is equal to (i) total assets at the end of the period, less all liabilities and indebtedness not represented by senior securities, divided by (ii) total debt represented by senior securities at the end of the period. As of September 30, 2026 and December 31, 2025, the asset coverage ratio based on the aggregate amount outstanding of the Fund’s senior securities was 214% and 199%, respectively.

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

As of September 30, 2026 and December 31, 2025, $109.4 million and approximately $151.1 million, respectively, of the Revolving Credit Facility was outstanding.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The 2024 CLO consists of the following:

	September 30, 2026
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,577,314	$100,180,000	S+1.72%	5.47%
Class A-1a Notes	115,500,000	115,500,000	115,011,798	115,707,900	S+1.72%	5.47%
Class A-1b Notes	16,500,000	16,500,000	16,430,257	16,254,150	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,932,370	16,024,000	S+1.95%	5.70%
Class B Notes	24,000,000	24,000,000	23,898,555	24,050,400	S+2.10%	5.85%
Class C Notes	32,000,000	32,000,000	31,864,741	32,060,800	S+2.70%	6.45%
Total 2024 CLO	$304,000,000	$304,000,000	$302,715,035	$304,277,250		5.60%

	December 31, 2025
2024 CLO	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value(1)	Fair Value	Coupon	Interest Rate
Class A-1 Loans	$100,000,000	$100,000,000	$99,436,635	$100,020,000	S+1.72%	5.62%
Class A-1a Notes	115,500,000	115,500,000	114,849,313	115,523,100	S+1.72%	5.62%
Class A-1b Notes	16,500,000	16,500,000	16,407,045	16,531,350	5.10%	5.10%
Class A-2 Notes	16,000,000	16,000,000	15,909,862	16,046,400	S+1.95%	5.85%
Class B Notes	24,000,000	24,000,000	23,864,792	24,072,000	S+2.10%	6.00%
Class C Notes	32,000,000	32,000,000	31,819,723	32,112,000	S+2.70%	6.60%
Total 2024 CLO	$304,000,000	$304,000,000	$302,287,370	$304,304,850		5.74%
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

The following tables present the details of the Fund’s borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$109,400,000	$109,400,000	$109,400,000	S+1.70%	5.78%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,715,035	304,277,250	Various	5.60%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,911,662	144,710,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,361	1,489,500	12.00%	12.00%	4/30/2055
Total	$700,500,000	$559,900,000	$558,394,058	$559,876,750

	December 31, 2025
Facility	Total Principal Amount Committed	Principal Amount Outstanding	Carrying Value	Fair Value	Coupon	Interest Rate	Maturity Date
Revolving Credit Facility(1)	$250,000,000	$151,100,000	$151,100,000	$151,100,000	S+1.70%	5.37%	4/17/2031
2024 CLO(2)(3)	304,000,000	304,000,000	302,287,370	304,304,850	Various	5.74%	10/15/2036
2026 Notes(3)(4)	145,000,000	145,000,000	144,988,805	142,825,000	4.00%	4.00%	11/4/2026
2055 Promissory Notes(3)	1,500,000	1,500,000	1,367,047	1,492,625	12.00%	12.00%	4/30/2055
Total	$700,500,000	$601,600,000	$599,743,222	$599,722,475
(1)
Interest rate as of September 30, 2026 and December 31, 2025 was 3-Month SOFR+1.70%, respectively. The base interest rate is subject to monthly changes. Interest rate does not include the amortization of upfront fees, facility agent fee, unfunded fees and expenses that were incurred in connection with the Revolving Credit Facility.
(2)
Interest rates as of September 30, 2026 and December 31, 2025 were calculated using the weighted average interest rate based on the 2024 CLO. Interest rate does not include the amortization of upfront fees. Refer to 2024 CLO table above for the respective coupon rates.
(3)
Carrying value represents aggregate principal amount outstanding less unamortized debt issuance costs.
(4)
Carrying value includes the change in fair value of effective hedges. As of September 30, 2026 and December 31, 2025, carrying value of the 2026 Notes includes the change in fair value of effective hedges of less than $0.1 million and $0.6 million, respectively.

The fair value of the Fund’s borrowings are categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025.

The components of the Fund’s interest and financing expenses for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$7,197,120	$7,133,831	$22,485,486	$20,292,880
Unfunded fees	274,863	168,949	646,670	507,007
Amortization of deferred financing costs and debt issuance costs	501,434	414,220	1,474,685	1,242,291
Net change in unrealized appreciation/(depreciation) on effectively hedged interest rate swaps and debt(1)	10,112	9,432	(5,744)	(40,928)
Total interest expense(2)	$7,983,529	$7,726,432	$24,601,097	$22,001,250
Weighted average interest rate(3)	5.78%	6.17%	5.66%	6.24%
Average borrowings	$553,750,000	$496,700,000	$581,200,000	$471,117,494
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
(3)
Annualized.

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

7.
Derivatives

The Fund may enter into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate, credit risk and foreign currency risk exposures. The Fund is a party to International Swap and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter derivative contracts entered into from time to time. The Fund is also a party to agreements that govern derivatives cleared by a Central Counterparty Clearing House (“Cleared Derivative Agreements” and together with ISDA Master Agreements, “Derivative Agreements”). The Derivative Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. Collateral requirements under Derivative Agreements are determined based on the Fund’s net position with each counterparty. Collateral can be in the form of cash and U.S. government securities as agreed to by the Fund and the applicable counterparty. Collateral pledged by the Fund is segregated by the Fund’s custodians and may be restricted as to resale. Collateral posted to the Fund is held by the Fund’s custodians or the central counterparty clearing house and with respect to those amounts that can be sold or repledged, are presented in the Fund’s portfolio. As of September 30, 2026 and December 31, 2025, only cash was pledged and received by the Fund as collateral under the Derivative Agreements and was included in due from broker and due to broker on the consolidated statements of assets and liabilities.

The following table presents the details of the Fund’s average U.S. dollar notional exposure for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Average notional value(1)	2026	2025	2026	2025
Interest Rate Swaps(2), hedge accounting	$145,000,000	$145,000,000	$145,000,000	$145,000,000
Interest Rate Swaps(2), non-hedge accounting	37,058,250	7,553,587	27,309,779	5,452,447
Foreign Currency Forward Contracts(3)	78,478,114	47,871,711	68,912,566	33,647,623
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

The Fund’s net exposure to foreign currency forward contracts and interest rate swaps presented on the consolidated statements of assets and liabilities was as follows:

				Amounts Not Offset in Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of Liabilities	Net Amount of Assets (Liabilities)	Collateral (Received) Pledged	Net Amounts
September 30, 2026
Interest Rate Swaps, hedge accounting(1)	$450,144	$—	$450,144	$—	$450,144
Interest Rate Swaps, non-hedge accounting	1,145,278	13,277	1,132,001	(1,052,673)	79,328
Foreign Currency Forward Contracts(2)	961,348	2,511	958,837	—	958,837
December 31, 2025
Interest Rate Swaps, hedge accounting(3)	$1,017,060	$—	$1,017,060	$—	$1,017,060
Interest Rate Swaps, non-hedge accounting(4)	127,520	226,331	(98,811)	—	(98,811)
Foreign Currency Forward Contracts(5)	65,048	177,236	(112,188)	112,188	—
(1)
Over collateralization of $1.1 million is excluded from Collateral (Received)/Pledged at September 30, 2026.
(2)
Over collateralization of $1.9 million is excluded from Collateral (Received)/Pledged at September 30, 2026.
(3)
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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

The effect of transactions in derivative instruments not utilizing hedge accounting is presented in net gain (loss) on interest rate swaps and foreign currency forward contracts in the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on derivative contracts:
Foreign currency forward contracts	$(500,058)	$(163,707)	$1,862,999	$(2,347,438)
Interest rate swaps	(84,444)	4,941	(278,395)	15,217
Total net realized gain (loss) on derivative contracts	$(584,502)	$(158,766)	$1,584,604	$(2,332,221)

Net change in unrealized appreciation / (depreciation) on derivative contracts:
Foreign currency forward contracts	$1,213,457	$837,661	$1,071,025	$(94,397)
Interest rate swaps	835,994	17,897	1,230,358	(236,759)
Total net change in unrealized appreciation / (depreciation) on derivative contracts	$2,049,451	$855,558	$2,301,383	$(331,156)

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

A summary of the composition of the Fund’s unfunded commitments as of September 30, 2026 and December 31, 2025 is shown in the table below:

Portfolio Company	Investment Type	September 30, 2026	December 31, 2025
Accela Inc/US	1st Lien Revolver	$2,242,023	$908,238
Allentown LLC	1st Lien Revolver	706,661	1,054,199
Allium Buyer LLC	1st Lien Revolver	—	573,673
Alpine Acquisition Corp II	1st Lien Delayed Draw Term Loan	53,094	—
Alpine Acquisition Corp II	1st Lien Revolver	212,377	—
Arctic Glacier Group Holdings	1st Lien Revolver	—	838,563
Artisan Bidco Inc	1st Lien Revolver	117,053	292,634
Azurite Intermediate Holdings Inc	1st Lien Revolver	770,731	770,731
Central Wire Acquisition, Co. Inc.	1st Lien Revolver	2,030,182	—
Contractual Buyer, LLC (dba Kodiak Solutions)	1st Lien Revolver	401,425	401,425
Coupa Holdings LLC	1st Lien Delayed Draw Term Loan	—	924,210
Coupa Holdings LLC	1st Lien Revolver	235,886	707,659
Crewline Buyer Inc	1st Lien Revolver	989,736	989,736
Databricks Inc	1st Lien Delayed Draw Term Loan	13,716,358	1,859,945
Elessent Clean Technologies Inc	1st Lien Revolver	241,448	241,448
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Delayed Draw Term Loan	487,400	526,779
FR Vision Holdings, Inc. (CHA Consulting)	1st Lien Revolver	133,738	185,747
GC Bison Acquisition, LLC (Midland Industries)	1st Lien Revolver	1,063,447	510,455
GI Apple Midco LLC (Atlas Technical)	1st Lien Revolver	259,531	740,145
Gopher Resource LLC	1st Lien Revolver	357,803	559,542
Guava Buyer LLC (dba AVI-SPL)	1st Lien Delayed Draw Term Loan	1,161,710	1,161,710
Guava Buyer LLC (dba AVI-SPL)	1st Lien Revolver	1,521,288	1,355,329
Hammer IntermediateCo LLC	1st Lien Revolver	—	832,008
Health Catalyst Inc	1st Lien Delayed Draw Term Loan	—	5,045,399
Hootsuite Inc.	1st Lien Revolver	1,251,480	568,854
Industrial Service Solutions WC, Inc.	1st Lien Revolver	1,278,752	—
Inotiv Inc	1st Lien Delayed Draw Term Loan	1,005,066	—
Inotiv Inc	1st Lien Revolver	—	746,641
KORE Wireless Group Inc	1st Lien Revolver	—	626,612
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Delayed Draw Term Loan	1,737,432	—
LA Specialty Produce Co LLC(dba Vesta Foodservice)	1st Lien Revolver	1,003,850	—
LAC Acquisition LLC d/b/a Lighthouse Autism Center	1st Lien Revolver	500,000	500,000
LeVecke Real Estate Holdings, LLC	1st Lien Delayed Draw Term Loan	—	70,645
LVF Holdings Inc	1st Lien Delayed Draw Term Loan	—	2,408,809
Mercury Bidco LLC	1st Lien Revolver	1,981,556	1,981,556
Meta Buyer LLC	1st Lien Delayed Draw Term Loan	1,774,740	3,391,761
Meta Buyer LLC	1st Lien Revolver	1,037,975	1,479,569
Mounty US Holdings	1st Lien Revolver	995,726	995,726
National Dentex Corp	1st Lien Revolver	14,869	14,872
NetSPI Midco Corporation	1st Lien Revolver	460,774	767,956
NP Gaming Acquisition LLC	1st Lien Revolver	742,723	—
Otodata Holdings Inc	1st Lien Delayed Draw Term Loan	1,418,399	—
Otodata Holdings Inc	1st Lien Revolver	614,400	—
Quirch Foods Holdings LLC	1st Lien Delayed Draw Term Loan	1,209,254	1,209,254
Radiate Holdco LLC	1st Lien Delayed Draw Term Loan	—	10,000,500
Recorded Books Inc (RB Media)	1st Lien Delayed Draw Term Loan	20,969	390,213
Recorded Books Inc (RB Media)	1st Lien Revolver	270,854	987,009
Resistance Holdings Inc	1st Lien Revolver	1,258,941	—
RKG Newco LLC	1st Lien Revolver	935,449	—
SBP Holdings LP	1st Lien Delayed Draw Term Loan	1,989,772	2,074,454
SBP Holdings LP	1st Lien Revolver	838,328	838,328
Shrieve Chemical Co LLC	1st Lien Revolver	363,484	363,484
Sintec Media NYC Inc	1st Lien Revolver	197,884	419,049
Smarsh Inc	1st Lien Delayed Draw Term Loan	367,709	472,634
Smarsh Inc	1st Lien Revolver	119,734	144,941
Speedstar Holding LLC	1st Lien Delayed Draw Term Loan	—	1,601,589
Telestream 2 LLC	1st Lien Revolver	361,966	425,843
TETRA Technologies Inc	1st Lien Delayed Draw Term Loan	—	5,984,764
TH Liquidating Trust	Trust Interest	285,563	285,563
USA Debusk LLC	1st Lien Delayed Draw Term Loan	—	2,655,600
USA Debusk LLC	1st Lien Revolver	336,905	614,355
Vantage Specialty Chemicals Inc	1st Lien Revolver	1,179,478	1,731,343
Vensure Employer Services Inc	1st Lien Delayed Draw Term Loan	280,134	89,078
Wrangler Topco, LLC	1st Lien Delayed Draw Term Loan	—	363,641
Wrangler Topco, LLC	1st Lien Revolver	1,502,990	1,502,990
Xactus LLC	1st Lien Revolver	479,141	718,711
Total		$54,518,188	$66,905,919

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

From time to time, the Fund and its affiliates are subject to litigation arising in the normal course of business, including with respect to our portfolio companies. The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal is currently pending with the Fifth Circuit and oral argument is scheduled for November 2, 2026. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

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

As of September 30, 2026, the Fund had $648.2 million of total commitments, of which $7.5 million was unfunded. Total commitments of $25.9 million represent entities affiliated with the Adviser.

As of December 31, 2025, the Fund had $622.2 million of total commitments, of which $26.5 million was unfunded. Of the unfunded commitments, $25.0 million was not available to be called until January 1, 2026. Total commitments of $25.9 million represent entities affiliated with the Adviser.

Shares issued and outstanding as of September 30, 2026 and December 31, 2025 were 23,776,383 and 21,240,388, respectively. The aggregate interests of Shareholders affiliated with the Adviser was approximately 4% of the Fund as of September 30, 2026 and 4% as of December 31, 2025.

The following table summarizes activity in the number of shares issued during the nine months ended September 30, 2026:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
January 2, 2026	357,654	$10,000,000	$27.96
February 2, 2026	358,038	$10,000,000	$27.93
March 2, 2026	359,066	$10,000,000	$27.85
April 1, 2026	182,017	$5,000,000	$27.47
May 1, 2026	182,749	$5,000,000	$27.36
June 1, 2026	182,815	$5,000,000	$27.35

The following table summarizes activity in the number of shares issued during the nine months ended September 30, 2025:

Date	Shares Issued	Proceeds Received	Issuance Price per Share
April 30, 2025	250	$7,375	$29.50
June 2, 2025	329,496	$9,502,656	$28.84

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

Distributions

The Board may, in its discretion, authorize the Fund to distribute ratably among the Shareholders of any class or series of shares in the Fund in accordance with the number of outstanding full and fractional shares of such class or series as the Board may deem proper or as may otherwise be determined in accordance with the governing documents of the Fund. Any such distribution may be made in cash or property (including without limitation any type of obligations of the Fund or any assets thereof) or shares of any class or series or any combination thereof. It is expected that the Board will authorize monthly distributions of the majority of the Fund’s net investment income. The Board may always retain such amount as it may deem necessary to pay the debts or expenses or meet other obligations of the Fund, or as it may otherwise deem desirable to use in the conduct of its affairs or to retain for future requirements or extensions of the business. The following table summarizes the Fund’s dividends declared for the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
January 29, 2026	January 31, 2026	February 27, 2026	Regular	$0.24	$5,207,028
February 27, 2026	February 28, 2026	March 30, 2026	Regular	$0.24	$5,315,761
March 25, 2026	March 31, 2026	April 30, 2026	Regular	$0.24	$5,425,192
April 28, 2026	April 30, 2026	May 28, 2026	Regular	$0.24	$5,492,834
May 26, 2026	May 29, 2026	June 25, 2026	Regular	$0.24	$5,561,045
June 23, 2026	June 30, 2026	July 28, 2026	Regular	$0.24	$5,629,627
July 23, 2026	July 31, 2026	August 25, 2026	Regular	$0.24	$5,654,886
August 20, 2026	August 31, 2026	September 24, 2026	Regular	$0.24	$5,680,490
September 23, 2026	September 30, 2026	October 29, 2026	Regular	$0.24	$5,706,332

The following table summarizes the Fund’s dividends declared for the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Type	Distribution per Share	Total Amount
February 11, 2025	December 31, 2024	February 12, 2025	Regular	$0.66	$12,179,459
February 11, 2025	December 31, 2024	February 12, 2025	Supplemental	$0.04	$738,149
April 28, 2025	March 31, 2025	April 29, 2025	Regular	$0.66	$12,179,459
April 28, 2025	March 31, 2025	April 29, 2025	Supplemental	$0.04	$738,149
April 28, 2025	April 25, 2025	April 29, 2025	Regular	$0.24	$4,428,894
August 6, 2025	August 15, 2025	September 1, 2025	Regular	$0.46	$8,640,397
September 29, 2025	September 30, 2025	October 31, 2025	Regular	$0.76	$14,461,509

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

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

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the nine months ended September 30, 2026:

Declared Date	Record Date	Date Shares Issued	Shares Issued
December 27, 2025	December 31, 2025	January 2, 2026	97,906
January 29, 2026	January 31, 2026	February 2, 2026	95,020
February 27, 2026	February 28, 2026	March 2, 2026	96,894
March 25, 2026	March 31, 2026	April 1, 2026	99,826
April 28, 2026	April 30, 2026	May 1, 2026	101,463
May 26, 2026	May 29, 2026	June 1, 2026	102,942
June 23, 2026	June 30, 2026	July 1, 2026	105,246
July 23, 2026	July 31, 2026	August 1, 2026	106,686
August 20, 2026	August 31, 2026	September 1, 2026	107,672
September 23, 2026	September 30, 2026	October 1, 2026	109,153

The table below summarizes the number of common shares issued to shareholders through the Fund’s distribution reinvestment plan for the nine months ended September 30, 2025:

Declared Date	Record Date	Date Shares Issued	Shares Issued
August 6, 2025	August 15, 2025	September 1, 2025	244,829
September 29, 2025	September 30, 2025	October 1, 2025	298,694

Share Repurchase Program

At the discretion of the Board, the Fund intends to commence a share repurchase program following the second anniversary of the Liquidity Event in which it intends to repurchase up to 5% of the Fund’s common shares outstanding, either by number of common shares or aggregate NAV, as of the close of the previous calendar quarter; provided, however, during their commitment period, investors will be contractually prohibited from selling, assigning, transferring or otherwise disposing of their common shares, including pursuant to any tender offer by the Fund, or by requesting to tender their common shares. The Board may amend, suspend or terminate the share repurchase program or conduct additional repurchases of common shares in an amount greater than 5% of common shares at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of its shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act.

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

Silver Point Specialty Lending Fund

Notes to Consolidated Financial Statements (Unaudited)

10.
Financial Highlights

The following summarizes the financial highlights for the Fund:

	For the Nine Months Ended September 30,
	2026	2025
Per Share Data*(1)
Net asset value, beginning of period	$27.96	$29.53
Net investment income	2.33	2.39
Net realized gain (loss) and net change in unrealized appreciation (depreciation)	(1.22)	(0.72)
Total from operations	1.11	1.67
Dividends declared from net investment income	(2.16)	(2.86)
Total increase (decrease) in net assets	(1.06)	(1.19)
Net asset value, end of period	$26.90	$28.34
Shares outstanding, end of period	23,776,383	19,028,301
Total Return, based on net asset value(2)(6)	4.08%	5.90%
Ratios to average net assets(3)(5)
Interest and financing related expenses	5.26%	5.43%
Other operating expenses(7)(9)	2.26%	2.20%
Incentive fee, net of clawback(6)	1.20%	0.96%
Total expenses(9)	8.72%	8.59%
Net investment income(3)(9)	11.76%	11.28%
Net assets, end of period	$639,509,124	$539,167,799
Portfolio turnover rate(4)	22.51%	19.36%
Weighted-average debt outstanding	$581,200,000	$471,117,494
Weighted-average interest rate on debt(8)	5.66%	6.24%
Weighted-average shares outstanding	22,821,203	18,610,157

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
(8)
Annualized.
(9)
Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended September 30, 2026, was 2.51%, 8.98%, and 11.50%, respectively. Prior to any management fee waivers, the annualized other operating expenses, total expenses, and net investment income to average net assets for the period ended September 30, 2025, was 2.34%, 8.74%, and 11.14%.
11.
Subsequent Events

Management has performed an evaluation of subsequent events and has determined that no additional items require adjustments to, or disclosure in, the consolidated financial statements other than those items described below.

On October 22, 2026, the Board declared a dividend of $0.24 per share, payable on or before November 30, 2026, for Shareholders of record on October 30, 2026.

On October 26, 2026, the Fund entered into Amendment No. 22 (the "Amendment") to the Revolving Credit Facility. The Amendment, among other things, increased the facility amount by $125 million to $375 million and provides for further increases to the facility amount up to a maximum of $425 million within 90 days of the effective date of the Amendment, subject to certain conditions.

On November 4, 2026, the Fund's 2026 Notes, which had an outstanding principal balance of $145 million, matured and were repaid in full.

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

Investment Framework

We are a specialty finance company that is a closed-end management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve stable income generation with attractive risk-adjusted returns by investing primarily in U.S. middle market lending opportunities, and specialty asset based financings. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) between $50 million and $200 million annually and/or enterprise value between $150 million and $2 billion at the time of investment. As of September 30, 2026, the portfolio median EBITDA for our portfolio companies was approximately $113.4 million. We may also, from time to time invest in larger or smaller companies. In seeking to achieve our investment objective, we may also invest across a broad range of industries. We will invest primarily in first-lien debt, but may also invest in second-lien debt, mezzanine and unsecured debt, equity, structured credit, and derivatives depending on the opportunity set and market environment.

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

If we are successful in achieving our investment objective, we believe that we will be able to provide our Shareholders with consistent dividend distributions and attractive risk-adjusted total returns, although there can be no assurances in this regard. Since we commenced investment operations on July 1, 2015, through September 30, 2026, we have invested approximately $4.5 billion in 322 portfolio companies, excluding any subsequent exits or repayments. As of September 30, 2026, the fair value of our portfolio was invested approximately 94.1% in first lien secured debt, 1.4% in second lien debt, 1.8% in unsecured debt, 1.7% in equity investments and 1.0% in other investments.

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

We seek to accomplish our investment objective through leveraging the Silver Point investment platform with $52.2 billion of investable assets (including leverage for applicable funds) and Silver Point’s significant credit investing expertise, which enables us to source and identify less competitive and/or mispriced market opportunities. We target secured, floating rate loans with stable income that are structured with significant downside protection, which we believe includes strong covenant packages and comprehensive collateral packages. We prioritize investments in first lien debt, which we believe offers more attractive risk-adjusted return characteristics.

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

Since formation, in excess of 70% of the Fund’s assets have been “qualifying assets” under Section 55(a) of the 1940 Act. As of September 30, 2026, the fair value of the Fund’s total assets was comprised of approximately 75.2% of “qualifying assets.”

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

Size of the Middle Market Environment and Resulting Demand for Capital. The middle market is a critical portion of the U.S. economy and serves an outsized role in terms of GDP and revenues. According to the National Center for The Middle Market's Mid-Year 2026 Middle Market Indicator, there are nearly 200,000 businesses in the U.S. middle market which represents one-third of private sector GDP and employment. Moreover, average year-over-year revenue growth in the middle market remained strong at 11.0%, with 82% of companies reporting top-line growth year-over-year. The Middle Market Indicator defines U.S. middle market companies as those with annual revenue between $10 million and $1 billion, significantly overlapping with our definition of U.S. middle market companies. The contribution from middle market companies to the economy has grown over time, and as the sector continues to expand, we believe there will be a similarly outsized need for capital. Historically, U.S. commercial and regional banks were traditional lenders to the middle market. However, regulatory and structural changes have taken place in the lending space that have resulted in less supply of capital for middle market companies from these traditional lenders. This has created an attractive lending opportunity for direct lenders to fill the void of traditional lenders.

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

Portfolio and Investment Activity

As of September 30, 2026 and December 31, 2025, we had investments in 104 and 109 portfolio companies, respectively, with an aggregate fair value of $1,160.7 million and $1,183.7 million, respectively. As of September 30, 2026 and December 31, 2025, our portfolio had an average portfolio company investment size of $11.2 million and $10.9 million based on fair value, respectively.

The table below summarizes our investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in millions)	Amortized Cost	Fair Value	Percentage of Total Fair Value	Amortized Cost	Fair Value	Percentage of Total Fair Value
First-lien debt	$1,134.9	$1,092.6	94.1%	$1,140.3	$1,118.4	94.5%
Second-lien debt	16.7	16.0	1.4%	22.2	18.1	1.5%
Unsecured debt	8.9	20.6	1.8%	14.6	21.3	1.8%
Equities and warrants	34.7	19.5	1.7%	26.4	13.2	1.1%
Other investments	18.8	12.0	1.0%	18.6	12.7	1.1%
Total	$1,214.0	$1,160.7	100.0%	$1,222.1	$1,183.7	100.0%

The following table summarizes the performing and non-accrual investments, based on fair value and amortized cost, as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
($ in millions)	Amortized Cost		Fair Value		Amortized Cost		Fair Value
Performing	$1,176.1	96.9%	$1,146.4	98.8%	$1,172.9	96.0%	$1,160.3	98.0%
Non-accrual(1)	37.9	3.1%	14.3	1.2%	49.2	4.0%	23.4	2.0%
Total	$1,214.0	100.0%	$1,160.7	100.0%	$1,222.1	100.0%	$1,183.7	100.0%
(1)
Loans are generally placed on non-accrual status when there is reasonable doubt that the principal or interest will be collected in full and the accrued interest is reversed against interest income (see Note 2 to the consolidated financial statements for more details).

For the three months ended September 30, 2026, we funded an aggregate principal amount of $91.1 million. We funded $77.2 million in 8 new portfolio companies and $13.9 million in existing portfolio companies. For this period, the weighted average term for investments in new portfolio companies was 3.5 years. For the same period, we received $(73.7) million of aggregate repayments, paydowns and sales.

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

Our investment activity for the three months ended September 30, 2026 and 2025 is presented below:

	For the Three Months Ended September 30,
($ in millions)	2026	2025
Investment funded:
New purchases	$77.2	$147.7
Follow-ons	13.9	49.5
Total	$91.1	$197.2
Investments funded(1):
First-lien debt	$91.0	$197.2
Second-lien debt	—	—
Unsecured debt	—	—
Equities and warrants	—	—
Other investments	0.1	—
Total	$91.1	$197.2
Investments sold or repaid(1):
First-lien debt	$(73.7)	$(32.4)
Second-lien debt	—	—
Unsecured debt	—	—
Equities and warrants	—	(0.1)
Other investments	—	(2.5)
Total	$(73.7)	$(35.0)
Number of new investment commitments in new portfolio companies	8	10
Average new investment fundings in new portfolio companies	$9.7	$14.8
Weighted average term (years) for new investments in new portfolio companies	3.5	4.5
Percentage of new floating rate debt investments at fair value	75.1%	94.6%
Percentage of new fixed rate debt investments at fair value	24.9%	5.4%
Weighted average yield of new investments at fair value	11.6%	10.5%

(1)
Excluding non-cash additions or disposals as a result of restructures, if any.

The weighted average yields and interest rates of our debt investments at fair value, as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted average yield of portfolio	11.0%	9.6%
Weighted average yield of performing debt investments	11.4%	9.9%
Weighted average interest rate of performing debt investments	10.0%	9.7%
Weighted average spread over SOFR of floating rate performing investments	5.8%	5.9%

Results of Operations

For the three and nine months ended September 30, 2026 and 2025

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$32.5	$26.9	$95.8	$80.6
Less: Net expenses	14.0	12.7	42.7	36.2
Net investment income	18.5	14.2	53.1	44.4
Net realized gain (loss)	(13.2)	(0.2)	(15.2)	(13.4)
Net change in unrealized appreciation (depreciation)	5.2	(0.1)	(12.6)	0.0
Net increase (decrease) in net assets resulting from operations	$10.5	$13.9	$25.3	$31.0

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income, excluding PIK interest	$30.8	$25.7	$90.9	$76.4
PIK interest income	1.5	1.2	4.0	4.2
Dividend income	0.1	—	0.1	—
Other income	0.1	0.0	0.8	0.0
Total investment income	$32.5	$26.9	$95.8	$80.6

Our average investment portfolio size based on fair value was $1,154.5 million and $1,009.5 million for the three months ended September 30, 2026 and 2025, respectively. Our average investment portfolio size based on fair value was $1,161.6 million and $950.3 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three months ended September 30, 2026, total investment income of $32.5 million increased by approximately $5.6 million compared to $26.9 million for the three months ended September 30, 2025, primarily due to an increase in interest income (excluding PIK) of $5.1 million. The increase in interest income (excluding PIK) was primarily due to the increase in the average size of our portfolio.

For the nine months ended September 30, 2026, total investment income of $95.8 million increased by approximately $15.2 million compared to $80.6 million for the nine months ended September 30, 2025, primarily due to an increase in interest income (excluding PIK) of $14.5 million. The increase in interest income (excluding PIK) was primarily due to the increase in the average size of our portfolio.

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest and financing expenses	$8.0	$7.7	$24.6	22.0
Management fee (net of waiver)	1.6	1.4	4.8	3.6
Income incentive fee	2.6	2.0	7.5	6.8
Incentive compensation clawback	—	—	—	(1.5)
Professional fees	0.7	0.5	2.1	2.2
Administration fees	0.6	0.5	2.0	1.5
Trustee fees	0.1	0.1	0.2	0.3
Other general and administrative expenses	0.4	0.5	1.5	1.3
Net expenses	$14.0	$12.7	$42.7	$36.2

For the three months ended September 30, 2026, total expenses of $14.0 million increased by approximately $1.3 million compared to $12.7 million for the three months ended September 30, 2025. Interest and financing expenses for the three months ended September 30, 2026 increased $0.3 million over the same period in prior year, primarily due to the increase in average principal amount of our outstanding debt, which was partially offset by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 39 basis points. Additionally, for the three months ended September 30, 2026, Management fee (net of waiver) increased by approximately $0.2 million and Income Incentive Fee increased by approximately $0.6 million over the same period in the prior year.

For the nine months ended September 30, 2026, total expenses of $42.7 million increased by approximately $6.5 million compared to $36.2 million for the nine months ended September 30, 2025. Interest and financing expenses for the nine months ended September 30, 2026 increased by $2.6 million over prior period, primarily due to the increase in average principal amount of our outstanding debt, which was partially offset by base rate declines contributing to the decrease in weighted average borrowing costs of approximately 58 basis points. Additionally, for the nine months ended September 30, 2026, Management fee (net of waiver) increased by approximately $1.2 million and Income Incentive Fee increased by approximately $0.7 million over prior period, primarily as a result of the new advisory agreement that became effective May 1, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)

The following table summarizes the net realized gain (loss) and net change in unrealized appreciation (depreciation) for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net realized gain (loss):
Investments	$(12.5)	$0.1	$(16.7)	$(11.2)
Foreign currency (“FX”) transactions and FX forward contracts	(0.6)	(0.3)	1.8	(2.2)
Interest rate swaps	(0.1)	—	(0.3)	0.0
Total net realized gain (loss)	(13.2)	(0.2)	$(15.2)	$(13.4)
Net change in unrealized appreciation (depreciation):
Investments	3.1	(0.9)	$(15.0)	$0.3
Translation in FX and FX forward contracts	1.3	0.8	1.2	(0.1)
Interest rate swaps	0.8	—	1.2	(0.2)
Total net change in unrealized appreciation (depreciation)	$5.2	$(0.1)	$(12.6)	$0.0

Net Realized Gain (Loss)

For the three months ended September 30, 2026 and 2025, net realized gain (loss) on investments was $(12.5) million and $0.1 million, respectively. For the three months ended September 30, 2026, the net realized gain (loss) was primarily driven by two portfolio companies with respective losses greater than ($1.0) million. For the three months ended September 30, 2025, there was no significant net realized gains (losses) on investments.

For the nine months ended September 30, 2026 and 2025, net realized gain (loss) on investments was $(16.7) million and $(11.2) million, respectively. For the nine months ended September 30, 2026, the net realized gain (loss) was primarily driven by three portfolio companies with respective losses greater than ($1.0) million. For the nine months ended September 30, 2025, the net realized gain (loss) was primarily driven by three portfolio companies with respective losses greater than ($1.0) million.

Net Change in Unrealized Appreciation (Depreciation)

We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. Upon exiting an investment, we reverse the previously recorded unrealized appreciation or depreciation and recognize realized gain or loss, if any.

For the three months ended September 30, 2026, net change in unrealized appreciation (depreciation) on investments was $3.1 million, primarily driven by portfolio company specific developments partially offset by general spread widening in the market. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $19.4 million, primarily driven by four portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(16.3) million, primarily driven by four portfolio companies with respective unrealized depreciation above $(1.0) million.

For the three months ended September 30, 2025, net change in unrealized appreciation (depreciation) on investments was $(0.9) million. We had gross unrealized appreciation of $7.6 million, primarily driven by three portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(8.5) million, primarily driven by three portfolio companies with respective unrealized depreciation above $(1.0) million.

For the nine months ended September 30, 2026, net change in unrealized appreciation (depreciation) on investments was $(15.0) million, primarily driven by general spread widening in the market. We had gross unrealized appreciation (including reversal of previously recognized unrealized depreciation associated with disposals) of $22.2 million, primarily driven by seven portfolio companies with respective unrealized gains greater than $1.0 million; we had gross unrealized depreciation of $(37.2) million, primarily driven by nine portfolio companies with respective unrealized depreciation above $(1.0) million.

For the nine months ended September 30, 2025, net change in unrealized appreciation (depreciation) on investments was $0.3 million. We had gross unrealized appreciation of $23.8 million, primarily driven by seven portfolio companies with respective unrealized appreciation above $1.0 million; we had gross unrealized depreciation of $(23.5) million, primarily driven by six portfolio companies with respective unrealized depreciation above $(1.0) million.

Income Taxes, Including Excise Taxes

The Fund elected to be treated, and intends to qualify annually, as a RIC, as defined under Subchapter M of the Code. To qualify for tax treatment as a RIC, the Fund must, among other requirements, distribute to its shareholders, in each taxable year, generally at least 90% of its investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain its tax treatment as a RIC, the Fund intends, among other things, to make the requisite distributions to its shareholders, which generally relieve the Fund from corporate-level U.S. federal income taxes.

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

We may from time to time enter into additional credit facilities, increase the size of existing facilities or issue debt and convertible debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 214% and 199%, respectively. We have carefully considered our unfunded portfolio commitments for the purpose of planning our capital resources and liquidity including our financial leverage. As of September 30, 2026 and December 31, 2025, our unfunded portfolio commitments were approximately $54.5 million and $66.9 million, respectively. Further, we maintain sufficient cash, cash equivalents and borrowing capacity to cover any short term funding requirements.

Cash as of September 30, 2026, taken together with cash available from our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of September 30, 2026, we had approximately $140.6 million of availability on our third-party debt facilities, subject to asset coverage limitations.

As of September 30, 2026, we had $46.7 million in cash and cash equivalents, restricted cash and cash equivalents, and foreign cash held at banks. During the nine months ended September 30, 2026, cash provided by operating activities was $36.9 million, primarily driven by payments for the purchase of investments of $(261.5) million offset by proceeds from sales, paydowns and resolutions of investments of $264.7 million, other operating activity of $15.2 million, net change in unsettled transactions of $(0.5) million and an increase in net assets resulting from operations of $25.3 million. Lastly, cash used in financing activities was $(24.2) million, primarily due to net proceeds from debt borrowings and principal repayments of $(41.7) million and new issuance of common shares of $45.0 million offset by dividends paid of $(24.2) million.

Contractual Obligations

As of September 30, 2026, our contractual payment obligations are as follows:

	Payments Due by Period
($ in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
2024 CLO	$304.0	$—	$—	$—	$304.0
2026 Notes	145.0	145.0	—	—	—
2055 Promissory Notes	1.5	—	—	—	1.5
Revolving Credit Facility	109.4	—	—	109.4	—
Total Contractual Obligations	$559.9	$145.0	$—	$109.4	$305.5

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

	September 30, 2026
($ in millions)	Total Principal Amount Committed	Principal Amount Outstanding	Coupon	Interest Rate
Class A-1 Loans	$100.0	$100.0	S+1.72%	5.47%
Class A-1a Notes	115.5	115.5	S+1.72%	5.47%
Class A-1b Notes	16.5	16.5	5.10%	5.10%
Class A-2 Notes	16.0	16.0	S+1.95%	5.70%
Class B Notes	24.0	24.0	S+2.10%	5.85%
Class C Notes	32.0	32.0	S+2.70%	6.45%
Total 2024 CLO	$304.0	$304.0		5.60%

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

As of September 30, 2026, the commitment under the Revolving Credit Facility was $250 million and amounts drawn under the Revolving Credit Facility bore interest at 3-month SOFR plus a margin of 1.70% per annum. We also pay a commitment fee of 0.40% per annum on any undrawn amount. Amounts borrowed under the Revolving Credit Facility are secured by the assets of the borrower (see Note 6 to the consolidated financial statements for more details).

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

As of September 30, 2026, the Fund had $7.5 million of unfunded capital commitments (see Note 9 to the consolidated financial statements for more details).

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

As of September 30, 2026 and December 31, 2025, we had the following commitments to fund investments in current portfolio companies:

($ in millions)	September 30, 2026	December 31, 2025
First Lien Secured Debt	$54.2	$66.6
Other Investments	0.3	0.3
Total Portfolio Company Commitments	$54.5	$66.9

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2026, we believe we had adequate financial resources to satisfy the unfunded portfolio company commitments, with cash and cash equivalents on hand and availability under the Revolving Credit Facility.

Other Commitments and Contingencies

Contracts

We have entered into two contracts under which we have future commitments: the Advisory Agreement (see Note 3 to the consolidated financial statements) and the sub-administration agreement. Payments under the Advisory Agreement are equal to (1) a percentage of the Fund’s net assets on the last day of each calendar quarter, (2) a two-part incentive fee and (3) reimbursements equal to an amount that the Administrator incurs for costs and expenses and the Fund’s allocable portion of overhead incurred by our Adviser in performing its obligations as Administrator under the Advisory Agreement. Either party may terminate the Advisory Agreement without penalty upon at least 60 days’ written notice to the other.

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

Recent Developments

On October 22, 2026, the Board declared a dividend of $0.24 per share, payable on or before November 30, 2026, for Shareholders of record on October 30, 2026.

On October 26, 2026, the Fund entered into Amendment No. 22 (the "Amendment") to the Revolving Credit Facility. The Amendment, among other things, increased the facility amount by $125 million to $375 million and provides for further increases to the facility amount up to a maximum of $425 million within 90 days of the effective date of the Amendment, subject to certain conditions.

On November 4, 2026, the Fund's 2026 Notes, which had an outstanding principal balance of $145 million, matured and were repaid in full.

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

As of September 30, 2026, approximately 92.2% of our total debt investments at fair value (or 92.1% of our performing debt investments) bore floating interest rates. From time to time, the Fund seeks to mitigate interest rate risk associated with fixed rate investments by entering into interest rate swaps. With the impact of the interest rate swaps, approximately 95.7% of our performing debt investments based on fair value were effectively floating rate investments as of September 30, 2026. Our Revolving Credit Facility and a majority of the 2024 CLO also bear floating interest rates; in connection with our fixed-rate 2026 Notes, we entered into fixed-to-floating interest rate swaps under a designated hedge accounting relationship, in order to align the interest rates of our liabilities with our investment portfolio (see Note 6 to the consolidated financial statements for more details).

Assuming that our consolidated balance sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate caps and floors, if any, for floating rate instruments):

	September 30, 2026
Basis Point Change	Change in Interest Income	Change in Interest Expense(1)	Change in Net Investment Income(2)
($ in millions)
Up 300 basis points	$33.1	$(16.3)	$16.8
Up 200 basis points	22.1	(10.8)	11.3
Up 100 basis points	11.0	(5.4)	5.6
Up 50 basis points	5.5	(2.7)	2.8
Down 50 basis points	(5.4)	2.7	(2.7)
Down 100 basis points	(10.7)	5.4	(5.3)
Down 200 basis points	(20.7)	10.8	(9.9)
Down 300 basis points	(29.4)	16.3	(13.1)
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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Fund and certain other funds managed by Silver Point and its affiliates were named as defendants in a lawsuit asserting tortious interference filed in a United States bankruptcy court. On February 19, 2025, the bankruptcy court issued a Report and Recommendation to the U.S. District Court for the Southern District of Texas recommending dismissal of the tortious interference claim. On December 8, 2025, the U.S. District Court entered an order dismissing the tortious interference claim. On January 6, 2026, the plaintiffs filed a notice of appeal of this order to the U.S. Court of Appeals for the Fifth Circuit. The appeal is currently pending with the Fifth Circuit and oral argument is scheduled for November 2, 2026. The Fund intends to vigorously defend these claims. At this time, the Fund cannot predict with a reasonable degree of certainty the likelihood of an unfavorable outcome; however the Adviser does not expect the results of any potential outcome, even if unfavorable, to be material to the Fund’s consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Except as described and as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the quarter ended September 30, 2026 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or executive officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1(a)	Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8K filed on May 6, 2025).
3.1(b)

Certificate of Amendment to Second Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Fund’s current report on Form 8-K (File No. 000-56533) filed on January 2, 2026).

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

Silver Point Specialty Lending Fund

Date: November 6, 2026	By:	/s/ Anthony DiNello
Anthony DiNello
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Jesse Dorigo
Jesse Dorigo
Chief Financial Officer (Principal Financial Officer)